Form 10-K
period 2024-12-31
WisdomTree, Inc.
filed 2025-02-26
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _.

Commission File Number 001-10932

______________________

WisdomTree, Inc.

(Exact name of registrant as specified in its charter)

______________________

Delaware	13-3487784
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 West 34th Street 3rd Floor New York, New York	10119
(Address of principal executive offices)	(Zip Code)

212-801-2080

(Registrant’s telephone number, including area code)

______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	WT	The New York Stock Exchange
Preferred Stock Purchase Rights		The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

______________________

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

At June 30, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on The New York Stock Exchange on June 28, 2024) was $1,374,040,458. At February 24, 2025, there were 147,047,857 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” and elsewhere in this Report. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the U.S. Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Our Company

We are a global financial innovator, offering a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access, transparency and provide an enhanced user experience. Building on our heritage of innovation, we have introduced next-generation digital products and services, including blockchain-enabled mutual funds (“Digital Funds”), tokenized assets and our blockchain-native digital wallet, WisdomTree Prime®, which is currently available in 45 U.S. states, covering approximately 80% of the U.S. population. Our institutional platform, WisdomTree Connect™, further expands access to our tokenized assets.

As of December 31, 2024, we managed approximately $109.8 billion in assets under management, or AUM. Our ETPs span a broad range of strategies including equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

Our products are distributed across all major asset management industry channels, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers, primarily through our dedicated sales team. We believe technology is transforming how financial advisors conduct business, and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions. These include portfolio construction, asset allocation, practice management services and digital tools to help advisors address technology challenges and scale their businesses.

As pioneers in blockchain-enabled financial services, we view the tokenization of real-world assets to be the next phase in the evolution of our industry. Through our digital assets strategy, we are committed to “responsible DeFi,” aligning with regulatory standards to foster growth in this rapidly evolving space. We believe that expanding into digital assets and blockchain-enabled finance not only complements our core competencies but will diversify our revenue streams and further contribute to our growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and were ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at December 31, 2022, 2023 and 2024:

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $72.5 billion at December 31, 2023 to $79.1 billion at December 31, 2024 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $27.6 billion at December 31, 2023 to $30.7 billion at December 31, 2024, due to market appreciation, partly offset by net outflows.

Consolidated Operating Results

The following table sets forth our revenues and net income for the last three years.

●	Revenues – We recorded operating revenues of $427.7 million during the year ended December 31, 2024, up 22.5% from the year ended December 31, 2023 due to higher average AUM and higher other revenues attributable to our European listed ETPs. In addition, operating revenues during the year ended December 31, 2024 include $4.3 million of other revenue related to legal and other expenses expected to be covered by insurance that were incurred in connection with a settlement with the SEC regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”).
●	Expenses – Total operating expenses increased 11.1% from the year ended December 31, 2023 to $290.4 million primarily due to higher incentive and stock-based compensation expense and increased headcount, fund management and administration costs, marketing expenses, sales and business development expenses, third-party distribution fees, as well as higher depreciation and amortization. Operating expenses during the year ended December 31, 2024 also includes $4.3 million of legal and other related expenses expected to be covered by insurance that were incurred in connection with the SEC ESG Settlement. These increases were partly offset by lower contractual gold payments associated with the termination of our deferred consideration—gold payments obligation on May 10, 2023.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, gains and losses on revaluation/termination of deferred consideration—gold payments, impairments and other losses and gains. See “Other Income/(Expenses)” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

●	Net income – We reported net income of $102.5 million and $66.7 million during the years ended December 31, 2023 and 2024, respectively.

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

Our Industry – ETPs

We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2024, aggregate AUM of ETPs globally was $13.8 trillion.

The chart below reflects the AUM of the global ETP industry since 2006:

Source: Morningstar

As of December 31, 2024, we were the 15th largest ETP sponsor globally based on AUM.

GLOBAL RANKING

Rank	ETP Sponsor	AUM
		($ in billions)
1	iShares	4,235
2	Vanguard	3,200
3	State Street	1,609
4	Invesco	751
5	Charles Schwab	395
6	Amundi	278
7	Xtrackers	270
8	Nomura	242
9	JPMorgan	220
10	First Trust	181
11	Dimensional	168
12	UBS	119
13	Nikko AM	111
14	VanEck	110
15	WisdomTree	110
16	Fidelity	107
17	Daiwa	105
18	BMO	95
19	Global X	88
20	ProFunds/ProShares	78
Source: Morningstar

Exchange traded funds, or ETFs, while similar to mutual funds in many respects, attract a wide array of investors who value their unique benefits, including:

●	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds, which typically disclose their holdings every 90 days.
●	Intraday trading, hedging strategies and complex orders. Like stocks, ETFs and other exchange-traded products can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using limit orders, allowing investors to specify the price points at which they are willing to trade.
●	Tax efficiency. In the U.S., whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. By using this process, ETFs can avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.
●	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors in a U.S. listed ETF pay identical advisory fees regardless of the investors’ size, structure or sophistication. Unlike mutual funds, U.S. listed ETFs generally do not have different share classes or different expense structures for retail and institutional clients and ETFs typically are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors with varying strategies and objectives, from conservative to speculative uses including:

●	Low-cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short-term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.
●	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world or a particular asset, such as physical gold or crypto, by investing in an ETF that holds a portfolio of securities in that sector, region or asset rather than gaining exposure by purchasing individual securities, physical commodities or currencies.
●	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.
●	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices of securities arising from market movements and changes in currency and interest rates.
●	Income generation. Investors seeking to obtain income from their portfolios may buy fixed income ETFs that typically distribute monthly income or dividend-paying ETFs that encompass a basket of dividend-paying stocks rather than buying individual stocks.
●	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.
●	Arbitrage. Sophisticated investors may use ETFs to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.
●	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.
6

The ETF sector of the asset management industry remains highly favored among investors. According to Morningstar, from January 1, 2022 through December 31, 2024, equity ETFs have generated positive inflows of approximately $2.0 trillion, while long-term equity mutual funds have generated outflows of approximately ($1.6) trillion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.

We anticipate our growth, along with that of the industry, will continue to be driven by the following factors:

●	Increased investor awareness. ETPs have been gaining market share from mutual funds as investors become more aware of their key advantages – transparency, liquidity, tax efficiency and generally lower fees. We expect this shift in inflows from traditional mutual funds to ETPs to continue as investors become more informed about these benefits.
●	Transition to fee-based models. Financial advisors are increasingly adopting a fee-based approach, where they charge clients based on AUM rather than earning commissions on transactions. Since ETFs typically offer lower expense ratios than mutual funds, we believe this transition will further support ETF industry growth.
●	Innovative products. ETPs now cover nearly every asset class, from equities to fixed income to commodities and cryptocurrencies. Significant potential remains for innovation in areas such as thematic, liquid alternative and cryptocurrency strategies and expanding ETP access to investors who might otherwise use hedge funds, separate accounts, single-stock investments, futures or direct investment in commodity markets.
●	Evolving demographics. As the “baby boomer” generation continues to retire, we anticipate increased demand for diverse investment solutions focused on income generation and principal protection, with more investors seeking guidance from financial advisors. Advisors are likely to allocate a greater share of clients’ portfolios to ETPs, given their typically lower expense ratios, alignment with fee-based models, and ability to enhance multi-asset allocation across varied market sectors. We believe ETFs are well-suited to meet the needs of this significant investor group. Additionally, with many younger investors and advisors showing a preference for ETPs, we expect generational wealth transfers to further drive growth in the ETP industry.
●	International expansion. While the U.S. currently represents the majority of ETP assets, the same growth factors are emerging globally, suggesting continued international expansion for ETPs.

Our Industry – Digital Assets

We believe that digital assets, tokenization and blockchain technology will drive innovation across financial services, transforming investments, savings, payments and operations. The digital assets industry has gained significant momentum among market participants, including asset management and fintech firms, banks, broker-dealers and investors. We anticipate that blockchain technology will enhance product structures and execution in financial services, with benefits including:

●	Transparency. Blockchains’ distributed ledger technology provide a shared, immutable record of transactions for network participants, potentially improving transparency, regulatory reporting, and oversight.
●	Economic benefits. Automation and streamlined processes may reduce operational, transactional and infrastructure costs.
●	Process efficiency. Blockchain technology enables near-instant settlement, real-time auditability, and fewer intermediaries, cutting down on errors, delays and counterparty risks.
●	New products and markets. Blockchain technology supports fractionalized ownership and tokenized economies, offering secure and scalable alternatives to traditional finance.
●	Programmable features. Smart contracts are programmable and can be designed to enforce governance principles, compliance requirements, data privacy protections and system incentives. They also can facilitate customer identification (e.g., KYC/AML protocols) compliance by enforcing access controls and transaction restrictions.
●	Scalability. Blockchain technology supports interoperability across public and private networks which expands global transaction reach and resilience.

The laws and regulatory frameworks for digital assets and blockchain technology are expanding in scope and complexity, accompanied by increased scrutiny of digital asset activities. This includes litigation and regulatory actions, a rise in cybersecurity incidents with asset loss, and insolvency proceedings often related to inadequate risk management, speculative practices or fraud. In addition, the new U.S. administration and Congress may propose new laws and regulations related to digital assets. As a financial innovator bridging traditional and blockchain-enabled finance, we embrace what we refer to as “responsible DeFi” for our digital asset offerings, aligning with regulatory principles in this dynamic space. We are committed to providing trusted, innovative products and services through proactive engagement and collaboration with regulators.

Global competition in the digital assets industry is intensifying, with players ranging from established financial incumbents to early-stage financial technology providers. Varying regulatory and compliance standards across jurisdictions may impact a company’s competitive positioning. We aim to excel in the digital assets space by offering innovative products, delivering strong after-fee performance, embracing regulation, forming strategic partnerships, promoting thought leadership and building brand recognition. Our focus remains on delivering the best structures and execution through digital assets and blockchain technology, supported by our experienced team.

Our Competitive Strengths

●	Well-positioned in growing markets. We believe ETPs are set to grow faster than the broader asset management industry, giving us an edge over legacy mutual fund providers. We also expect our early entry into digital assets will reinforce our role as an innovator and leader in blockchain-enabled financial services.
●	Experienced and innovative leadership. Our seasoned team brings deep expertise across ETPs, fund operations, regulatory compliance, marketing and product development. We are continuing to expand our global digital assets team to develop new investment products, indexes and blockchain-enabled solutions. Whether through ETPs, digital assets or decentralized finance, we are committed to delivering innovative, trusted products and services in collaboration with regulators. We believe our team has consistently capitalized on market opportunities, building a competitive ETP sponsor despite significant competitive, regulatory and operational challenges.
●	Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually. By contrast, traditional indexes are market capitalization weighted and tend to track the momentum of the market. We also offer actively managed ETFs and ETFs that track third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, over 80% of our U.S. listed AUM covered by Morningstar were in the top quartile of peer performance on the 3-year timeframe and over 65% of our U.S. listed AUM covered by Morningstar were in the top two quartiles of peer performance on the 10-year timeframe. In addition, approximately 59% were rated 4- or 5-star by Morningstar.
●	Differentiated product set, powered by innovation and performance. Our product suite spans traditional and high growth asset classes including equity, fixed income, commodity, leveraged-and-inverse, currency, alternative strategies and cryptocurrency, across both passive and actively managed funds. We are pioneering next-generation digital offerings, such as Digital Funds and tokenized assets. Key innovations include:
•	WisdomTree Prime Mobile App: Our blockchain-native digital wallet serves as a direct-to-consumer channel, currently available in 45 states (or 80% of the U.S. population), positioning us as an early mover and industry leader in blockchain-enabled financial services. The frequent release of new features and product updates enhance the application’s product offering;
•	WisdomTree Connect: This platform offers businesses and institutional users direct access to our Digital Funds using their own self-hosted wallet or a third-party custodial wallet service. In the future, we believe that the WisdomTree Connect platform will also enable additional distribution capabilities through potential business-to-business-to-consumer (B2B2C) opportunities;
•	Real-World Asset Tokenization: We offer tokenized physical assets like gold and U.S. dollars, as well as a suite of 13 Digital Funds offering asset allocation, fixed income and equity exposures using a blockchain integrated recordkeeping system on networks such as Stellar or Ethereum; and
•	First-to-Market ETF Offerings: We have been the first to introduce groundbreaking ETFs, including the first currency-hedged international equity ETFs in the U.S., the first gold and oil ETPs in Europe and the first smart beta corporate bond suite. Other market firsts include the first ETF to add bitcoin futures exposure, multifactor ETFs with dynamic currency hedging as a factor, a 90/60 balanced ETF and the emerging markets small-cap equity ETF, as well as one of the first spot bitcoin ETFs in the U.S.

Our product development strategy utilizes our Modern Alpha approach, which combines the outperformance potential of active management with the cost-effective benefits of passive management, delivering products optimized for performance. Self-indexing is a core part of this strategy, providing competitive advantages such as reduced third-party index licensing fees for higher profitability, effective market positioning and research content, speed to market, and a unique value proposition in our proprietary WisdomTree indexes. This distinctive approach allows us to lead with innovative products that are built to perform.

●	Extensive marketing, research and sales efforts. We have made substantial investments to build the WisdomTree brand and promote our products through targeted online, television and social media advertising, as well as through public relations. Approximately 39% of our team is dedicated to marketing, research and sales. Our sales professionals serve as the primary contacts for financial advisors, independent advisory firms and institutional investors in our ETPs, supported by value-added insights from our research and marketing teams. By aligning advisor relationships with marketing and targeted research and products that resonate with market sentiment, we believe we stand out from competitors.
8

●	Efficient business model with lower risk profile. Our investments in digital tools, data and core capabilities in product development, marketing, research and sales support an efficient business model. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as portfolio management and fund accounting operations of our products. Additionally, our licensing costs are moderated since we create our own indexes for most of our ETFs, further enhancing operational efficiency.

Our Growth Strategies

With $109.8 billion in AUM as of December 31, 2024, WisdomTree is a global financial innovator, offering a diverse suite of ETPs, model portfolios and blockchain-enabled financial solutions. Our strategic growth initiatives seek to scale our core offerings, expand market reach and enhance client engagement, focusing on four key areas:

●	Scaling ETP AUM and Diversifying Revenue Streams: We continue to strengthen our position as a leader in the ETP industry by expanding our product lineup and increasing advisor engagement. In 2024, we grew both our advisor base and the number of ETPs held per advisor, reinforcing our market leadership through innovative, first-to-market strategies that blend active and passive management for cost-effective performance. We are committed to expanding our ETP offerings to meet evolving investor needs while also broadening our revenue base beyond traditional expense ratios, enhancing financial resilience. In 2024, we generated $32.4 million in other revenue, underscoring our success in diversifying income streams. We aim to build on this momentum by further deepening client engagement, expanding our solutions and being an early mover in tokenization.
●	Leadership in Digital Assets and Tokenization: We are pioneering the next evolution of finance through tokenization, driven by a nascent secular shift towards tokenized assets that we believe is reshaping the financial industry. Our blockchain-native digital wallet, WisdomTree Prime, provides direct-to-consumer access to digital assets, including bitcoin, ether, tokenized gold, U.S. dollar tokens and 13 Digital Funds, while also enabling spending functionality through a co-branded debit card. WisdomTree Connect supports institutional clients by offering direct access to our Digital Funds via self-hosted or third-party custodial wallets. With regulatory approvals expanding and market adoption accelerating, we believe that we are well-positioned to capitalize on the transformative potential of tokenized assets.
●	Strengthening Model Portfolios and Advisor Solutions: Our ability to deliver strong model performance and asset growth enables us to navigate rigorous selection processes at some of the leading wealth management firms in the United States. Through our Portfolio Solutions program, we are pursuing registered investment advisors and independent broker-dealers offering customization services with the goal of managing a majority of each firm’s assets. We aim to increase the number of advisors utilizing our model portfolios, expand the number of accounts per advisor and grow assets per account. Our Portfolio Solutions program offers financial advisors with scalable frameworks for model portfolio delivery through three key offerings:
•	Portfolio Consultations: For advisor-built portfolios, we offer personalized, in-depth evaluations of model portfolios, including analyses of portfolio composition, stress testing and assessments of holdings and overlaps, to enhance performance and risk management.
•	Chief Investment Office (CIO)-Managed Model Portfolios: For outsourced portfolios, financial advisors can gain access to our CIO-Managed Model Portfolios, which cater to a wide array of client investment goals. Advisors can implement these models directly, via model marketplaces or on third-party platforms.
•	Shared CIO: Advisors collaborate with our models investment team to co-manage portfolios for their clients, with options for advisors to delegate trading, rebalancing and tax optimization tasks leveraging third-party service providers or platforms, providing flexibility and strategic alignment.

Our model portfolios are accessible across a number of platforms including Merrill Lynch, LPL Financial, UBS, Charles Schwab, Envestnet, Adhesion and others. In 2024, the number of advisors utilizing at least one of our models surpassed 2,500, reflecting steady progress as we build deeper relationships, improve asset retention and create more stable, higher-quality revenue streams with significant growth potential.

●	Strategic Innovation and Capital Deployment: Innovation has always been a cornerstone of our success. We are integrating artificial intelligence (AI) into certain aspects of our daily workflows to drive scalability and efficiency, while continuing to assess its broader applications over time. Additionally, we continue to take a proactive approach to capital deployment. We have repurchased over $100.0 million of our common stock over the past four years. Looking ahead, we will continue to evaluate additional stock buybacks, as well as potential strategic acquisitions and partnerships that align with our long-term vision.
9

We believe our disciplined execution and our growth strategies position us for continued success in 2025 and beyond. By expanding our revenue streams, leading in blockchain-enabled finance, deepening advisor relationships, leveraging technology and effectively deploying capital, we are driving sustainable growth and creating long-term value for stockholders.

Human Capital Resources

We operate in the highly competitive asset management industry, where attracting, retaining and motivating skilled employees across operations, product development, research, technology, sales and marketing is critical to our success. Our ability to recruit and retain talent depends on our culture, career development opportunities and competitive compensation and benefits. We foster a sense of community and purpose, encouraging an inclusive workplace where every voice is heard.

Employee Profile

As of December 31, 2024, we had 313 full-time employees globally, with 201 in the U.S. and 112 in Europe. We consider our relations with employees to be good.

Inclusion and Engagement

We believe engaging employees fosters innovation and drives commitment and productivity. We communicate frequently and transparently with our employees, including through an annual global virtual offsite, frequent town halls and weekly firmwide updates. Feedback is gathered individually and through surveys and employees are encouraged to participate in volunteer and charitable events. In 2024, our “Team Alpha” Awards celebrated key achievements and recognized exemplary teamwork for the fifth consecutive year.

We recognize that a diverse set of perspectives is critical to innovation and have built a global workforce inclusive of gender, race, ethnicity, religion, age, disability and more. We prioritize fairness and equality through inclusive policies and practices. Our global, employee-led Diversity, Equity and Inclusion (DEI) Council, established in 2021, oversees initiatives like neurodiversity training, implicit bias workshops, inclusive feedback training and financial literacy programs. The DEI Council also promotes awareness days and months across the firm in recognition of Black history, women’s history, pride, mental health and men’s health, among others.

Our global employee-led Women’s Initiative Network (WIN) was launched in 2019 and supports career and leadership development through global events, seminars, roundtable forums, charitable giving initiatives, and a mentorship program that connects WIN members of all genders with firm leaders to help them achieve their career development goals. WIN initiatives have fostered firm-wide connectivity and increased internal and external visibility for female employees.

The success of our employee inclusion and engagement efforts is demonstrated by our 93.8% employee retention rate in 2024. We also achieved overall positive results from our 2024 global employee engagement survey, with a 99% participation rate. Additionally, in the U.S., we were named a “2024 Best Places to Work in Money Management” by Pensions & Investments for the fifth consecutive year and ranked second within the category for managers with 100-499 employees. In the U.K., we were also named Best Workplace for medium-sized companies for the fifth consecutive year and a 2024 Best Workplace for Women by Great Place to Work.

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

To foster employee wellbeing and a healthy work-life balance, we offer numerous wellness programs including yoga, meditation and mental health resources. Our U.S. employees also enjoy “wellness days,” which are additional scheduled office closures around major market holidays for employees to collectively disconnect and rejuvenate. Employees also receive stipends for remote work expenses and robust technology support.

In keeping with “Work Smart,” we maintain an office footprint globally that aligns with the number of employees expected to collaborate in person on any given day, while providing a space for employees to work and socialize. Our offices are located in buildings with robust security procedures, fire safety and sanitation and health practices.

Compliance, Training and Development

We are committed to complying with all applicable laws, rules and regulations and each employee is responsible for understanding and adhering to the standards and restrictions they impose. All new employees attend a compliance training session with a compliance officer during onboarding, and thereafter, employees are required to attend firmwide annual compliance training and to complete compliance certifications annually and in some instances, quarterly. We also conduct mandatory cybersecurity training and other training programs as required by law.

10

Employee development is prioritized with role-specific training, small group meetings with senior leaders, departmental webinars, continuing education support, leadership development courses and individual and team coaching. We also hold regular town halls to share business developments, employee news and job openings, as well as to provide opportunities for employees to hone their presentation skills by sharing department updates.

Compensation and Benefits

We are committed to attracting, retaining and rewarding our employees through a competitive compensation program that aligns employee and stockholder interests. Our incentive compensation program rewards both individual and Company performance, incorporating quantitative metrics and qualitative results that incentivize growth. We believe a key to our success is our entrepreneurial culture, where employees think and act like owners. Equity awards are an important component of our compensation strategy, reinforcing this ownership mindset and further aligning employee incentives with stockholder value. We also offer a wide array of benefits including generous healthcare coverage, paid vacation (unlimited in the U.S.), parental, sabbatical and sick leave, life and travel insurance, short- and long-term disability benefits, educational assistance and, in the U.S., a 401(k) plan with a matching contribution of up to 50% of eligible employee contributions.

Our Product Categories

U.S. Equity

We offer equity products that provide access to the securities of large, mid and small-cap companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products generally track our own indexes and quantitative active strategies. Total AUM of our U.S. Equity products was $35.4 billion at December 31, 2024.

Commodity & Currency

We offer products in Europe with exposure to gold and other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $21.9 billion at December 31, 2024.

Fixed Income

Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of bond products based on either leading fixed income benchmarks we license from third parties or active strategies. We also launched the industry’s first smart beta corporate bond suite and first floating rate U.S. Treasury product. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $20.0 billion at December 31, 2024.

International Developed Market Equity

Our International Developed Market Equity products offer a variety of strategies including currency hedged and dynamic currency hedged products, exposures to large, mid and small-cap companies in these markets and multifactor strategies. Total AUM of our International Developed Market Equity products was $17.6 billion at December 31, 2024.

Emerging Market Equity

Our Emerging Market Equity products provide access to exposure of large, mid and small-cap companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes or quantitative active strategies. Total AUM of our Emerging Market Equity products was $10.5 billion at December 31, 2024.

Leveraged & Inverse

We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $1.9 billion at December 31, 2024.

Cryptocurrency

Our cryptocurrency ETPs provide investors with a simple, secure and cost-efficient way to gain exposure to the price of cryptocurrencies, while utilizing the best of traditional financial infrastructure and product structuring. We offer exposures to bitcoin, ether, crypto asset baskets and other cryptocurrency exposures. Total AUM of our cryptocurrency products was $1.9 billion at December 31, 2024.

11

Alternatives

Our Alternative products include the industry’s first managed futures strategy ETF, a collateralized put write strategy ETF, a global target range strategy ETF, and an alternative high income ETF focused on publicly traded alternative solutions to private credit. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $0.5 billion at December 31, 2024.

Our Sales, Marketing and Research Efforts

Sales

We distribute our ETPs across major asset management channels, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers, and online brokers. Our primary focus is on financial and investment advisers who act as intermediaries, rather than directly targeting retail clients. We do not pay commissions or offer 12b-1 fees to financial advisors for recommending our products.

Our Advisor and Portfolio Solutions programs support financial advisors and independent broker-dealers with customized portfolio and asset allocation services, research-driven and technology-enabled tools and strategic guidance to grow and scale their businesses. These solutions are designed to help financial advisors meet their clients’ needs efficiently while aligning with our investment strategies.

Senior and academic advisors, including Professor Jeremy Siegel, Senior Economist to WisdomTree, enhance our outreach by participating as keynote speakers at industry and company-hosted events. Our sales professionals provide consultative, value-added services to deepen relationships and expand our network of financial advisors.

As of December 31, 2024, our global sales team included 53 professionals. Additionally, we partner with third parties to market our products in Latin America and Israel. We work with select brokerage firms and independent broker-dealers to offer commission-free trading for certain ETPs in exchange for a share of advisory fee revenues. We believe these arrangements extend our distribution capabilities cost-effectively, and we continue to explore similar opportunities.

Marketing

Our marketing efforts are focused on the following objectives: increase our global brand awareness, leverage a robust data-driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We also anticipate launching marketing campaigns to drive awareness and user adoption for WisdomTree Prime and WisdomTree Connect and to position ourselves to become a leader in asset tokenization and blockchain-enabled funds. We pursue these objectives utilizing the following strategies:

●	Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising to promote our ETPs runs exclusively on the cable networks CNBC and Fox Business. It is anticipated that television advertising also will be utilized to promote WisdomTree Prime. Also, our digital advertising runs on many investing and ETF-specific web-sites, such as www.etftrends.com and www.etfdb.com, using targeted dynamic and personalized ad messaging. We also utilize non-linear TV advertising that leverages the same targeted segments of users who use streaming devices. In Europe, we filter the targeting of promotions by both region and language, focusing heavily on professional investors.
●	Media relations. We have a full-time global corporate communications and public relations team that has established relationships with major financial and digital assets media outlets. We utilize these relationships to help increase global awareness of WisdomTree ETPs, the ETP industry in general in the U.S. and Europe and our digital assets efforts. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.
●	Database Messaging Strategy. We maintain a database of financial advisors and regularly market to them through multi-channel messaging (email, display, site) triggered by user interest and predictive analytics. These communications include research presentations, ETP-specific and educational events and market commentary from Professor Jeremy Siegel, Senior Economist to WisdomTree. For WisdomTree Prime, we also engage a retail user database with targeted messages across email, in-app notifications and push notifications based on user behavior or predictive analytics. Additionally, we share updates on product launches and provide financial education to our retail database through a monthly newsletter.
●	Social media. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, X, Instagram, Reddit and YouTube, and our blog content is syndicated across multiple business-oriented websites. We have several employee influencer programs where employee thought leaders are approved to post specific content on their LinkedIn and X accounts. We also leverage the strength and reach of our existing brand, in addition to utilizing a highly focused “test, learn, iterate” paid and social media marketing strategy, to drive awareness and user adoption for WisdomTree Prime.
12

●	Sales support. We create comprehensive materials to support our ETP sales process, including white papers, research reports, webinars, blogs, podcasts, videos and performance data for our products. Our marketing automation system connects directly to our database of financial advisors to provide our sales team with additional insights about their clients. We also have agreements with several third parties to help distribute our thought leadership materials and deliver high quality leads to the sales team.

We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions, marketing trends and our evolving strategy around digital assets.

Research and Chief Investment Office

Our research team and Chief Investment Office serve four core functions: product development and oversight, investment research, model portfolio management, and sales support across equities, fixed income, alternatives, crypto, and asset allocation portfolios. In its index and active product development and oversight role, the team designs investment methodologies and manages the maintenance of both index-based and active strategies. The team conducts in-depth investment research on these strategies and markets, while also managing a suite of model portfolios that integrate WisdomTree and third-party products for various platforms, including WisdomTree Prime.

Our research is academic in nature and aims to support our products with white papers on the strategies underlying our indexes and ETPs, insights on market trends, and analyses of investment approaches that drive long-term performance. This content is distributed via our sales professionals, our website and blog, targeted emails to financial advisors, and through financial media and social media channels.

Additionally, the team supports sales efforts by serving as market experts during client meetings and providing custom analysis on portfolio holdings. We also collaborate with senior advisers, including Professor Jeremy Siegel, on product development ideas, model strategies and market commentaries.

Product Development

We are focused on driving continued growth through innovative product development, including through our Modern Alpha approach and our digital assets offerings. Modern Alpha combines the outperformance potential of active management with the benefits of passive management to offer investors cost-effective products that are built to perform.

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

Competition

The asset management industry is highly competitive, with significant competition across product offerings, fees, brand recognition and service quality. We face direct competition from other ETP sponsors and mutual fund companies, and indirect competition from larger financial institutions, including banks, insurance companies and diversified investment firms with broader distribution channels, resources and diversified revenue streams. Many of our larger competitors have extensive sales organizations and can attract clients through retail bank networks, broker-dealer networks and other channels not available to us.

ETPs now span nearly every asset class, from equities and fixed income to commodities and cryptocurrencies. As the market matures, existing and new players are introducing ETPs that often resemble our strategies. However, we believe that significant opportunities for innovation remain, particularly in cryptocurrency, thematic and alternative strategies. Our approach emphasizes being an early entrant in emerging asset classes, which can provide a significant advantage. For example, our early launches in asset classes such as fundamental weighting and currency hedging, and commodities (including gold), certain fixed income, and thematic categories, have positioned us to maintain our standing as one of the leaders of the ETP industry.

Price competition spans both commoditized products, such as traditional, market cap-weighted index exposures and more specialized categories, such as factor-based or thematic exposures. Fee reductions by competitors have been a persistent trend, with some larger firms able to offer lower fees or even use products as loss leaders due to other revenue sources. New entrants also often seek to compete by offering lower-fee ETPs. Currently, funds with fees of 20 basis points or less account for approximately 73% of net flows globally over the past three years, though these funds represent only approximately 32% of global revenues.

13

Being a first mover or one of the first providers of ETPs in a particular asset class can be a significant advantage, as the first ETP in a category to attract scale in AUM and trading liquidity is generally viewed as the most attractive product. We believe that our self-indexing model, along with our newer active ETFs, allows us to introduce proprietary products that face limited direct competition and are positioned to generate alpha versus traditional benchmarks. As investors grow more comfortable with ETP structures, we expect a stronger focus on after-fee performance rather than merely on low-cost market access. While we have selectively reduced fees on certain products that have yet to achieve scale—and may do so selectively in the future—our strategy focuses on launching new products in the same category with differentiated exposure at lower fees, rather than reducing fees on well-established products with substantial AUM, performance histories and liquidity. We generally consider our product pricing to be well-positioned within the competitive landscape.

Beyond traditional ETPs, we are diversifying into blockchain technology and digital assets. WisdomTree Prime, our blockchain-native digital wallet, provides access to digital assets such as bitcoin, ether, tokenized gold, U.S. dollar tokens and 13 Digital Funds, including a government money market fund and asset allocation products. These tokenized products are designed to be recorded or transferred on multiple public and permissioned blockchains, enabling interoperability between blockchains and expanding client access. WisdomTree Connect offers businesses and institutional clients direct access to our Digital Funds through their own self-hosted wallet or a third-party custodial wallet service. As one of the first to launch a spot bitcoin ETF in the United States, we continue to establish our leadership in digital assets. With increasing competition from both established financial firms and fintech startups in digital assets, we are focused on “responsible DeFi,” ensuring that our products meet regulatory standards while delivering transparency, choice and inclusivity. We believe this expansion into digital assets complements our core competencies in a holistic manner, will diversify our revenue streams and contribute further to our growth.

Our competitive success will largely depend on our ability to offer innovative products, including through both traditional ETPs and digital asset exposures, as well as broader blockchain-enabled finance, including savings and payments. Key factors include maintaining strong internal controls and risk management infrastructure to foster customer trust, generating robust after-fee performance and track records, embracing regulatory standards and building distribution relationships. Additionally, we focus on promoting thought leadership and a distinctive solutions program, strengthening our brand, and attracting and retaining talented sales professionals and employees.

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

Digital Assets

As we continue to build out our digital assets business, we believe it is necessary and important to do so in compliance with applicable laws and regulations. As a result, we are actively engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, or maintain the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; limited purpose broker-dealer; transfer agent; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which also may involve approvals specific to a digital assets or related business. As we secure the appropriate regulatory, registration and/or licensing approvals, or otherwise rely on, seek or confirm exemptions therefrom, in connection with our digital assets business, we are and will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we need to comply with, or otherwise be exempt from, to ensure that our digital assets products and services are successfully brought to different markets in a compliant manner. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration.

14

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

We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

●	The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WTAM, and WisdomTree Digital Management, Inc., or WT Digital Management, two of our subsidiaries, are registered as investment advisers under the Investment Advisers Act and, as such, are regulated by the SEC. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including, among others, recordkeeping requirements, fiduciary duties, operational procedures, and registration, reporting and disclosure obligations.
●	The Investment Company Act of 1940 (Investment Company Act). All of our Digital Funds and U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the applicable requirements of the Investment Company Act and other regulations, such as those related to publicly offering and listing shares, as well as requirements of Rule 6c-11, or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC continues to take an active approach in its rulemaking activity by finalizing and proposing new rules and/or rule amendments under the Investment Company Act that will impact current and future Digital Fund and ETF operations and/or investments.
●	Broker-Dealer Regulations. WisdomTree Securities, Inc., or WT Securities, is a FINRA member firm. As a limited purpose broker-dealer, WT Securities is operating as a mutual fund retailer for the Digital Funds offered through WisdomTree Prime. This business is separate from other WisdomTree subsidiaries operating as Digital Fund and ETF sponsors in the U.S. which are not required to be registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended, or Exchange Act. However, many of our employees, including all of our salespersons, are licensed with FINRA and are registered either as associated persons of WT Securities or the distributor of the WisdomTree Digital Funds and U.S. listed ETFs and, as such, are subject to FINRA rules that relate to licensing, continuing education requirements and sales practices. FINRA rules also apply to our fund marketing and sales material.
●	Federal Money Services Business and State Money Transmission Laws. WisdomTree Digital Movement, Inc. is a money services business registered with the Financial Crimes Enforcement Network, or FinCEN, and a state licensed money transmitter operating a platform for the purchase, sale and exchange of digital assets, while also providing blockchain-enabled digital wallet services through WisdomTree Prime to facilitate such activity. Navigating state regulations across the U.S. provides compliance challenges and significant costs as regulations and expectations differ between states, with different states seeking to achieve different objectives with their regulations, from consumer protection to preventing money laundering. In addition, licensure requirements are quickly evolving (including regulators not permitting certain activities related to digital assets pursuant to such licenses), with the associated timeframes for licensure increasing and licensure being further complicated by recent market events and bankruptcies of firms in the digital assets space.
●	Internal Revenue Code. WisdomTree Trust, WisdomTree Digital Trust and the WisdomTree Bitcoin Fund each have their own respective requirements they must satisfy to qualify for pass-through tax treatment under the Internal Revenue Code.
●	U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA). Regulations adopted by the CFTC have required WTAM to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs.
●	Products Exchange Listing Requirements. Each WisdomTree U.S. listed ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the Cboe Exchange, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree U.S. listed ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements, which generally align with requirements of the ETF Rule. However, the SEC or an Exchange may ultimately determine not to allow the issuance of potential new WisdomTree U.S. listed ETFs or may require strategy or operational modifications as part of the registration and/or listing process.
●	Corporate Exchange Listing Requirements. In addition, our common stock is listed on the New York Stock Exchange and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.
15

●	FINRA Rules. FINRA rules and guidance may affect how WisdomTree U.S. listed ETFs are sold by member firms. We currently do not offer so-called leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures. FINRA guidance, the recently effective SEC Rule 18f-4, or the Derivatives Rule, and/or other future rules or regulations may influence how member firms effect sales of certain WisdomTree U.S. listed ETFs, such as our currency ETFs, or how such ETFs operate, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options.
●	Section 17A of the Exchange Act. WisdomTree Transfers, Inc., or WT Transfers, is a transfer agent registered with the SEC. As a transfer agent, WT Transfers provides transfer agency and registrar services for the Digital Funds offered through WisdomTree Prime. WT Transfers’ transfer agency and registrar services are subject to Section 17A of the Exchange Act and applicable rules promulgated thereunder.

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

Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)

One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to several Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation. Since January 4, 2021, the Central Bank of Ireland, or Central Bank, approves all ETC Base Prospectuses (with the exception of WisdomTree Issuer X Limited’s prospectus which is approved by the Swedish Financial Supervisory Authority) as meeting the requirements imposed under EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. All ETC prospectuses are also approved by the Financial Conduct Authority, or FCA, as U.K. Listing Authority, as competent authority pursuant to the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and repealing Directive 2003/71/EC which is part of U.K. law by virtue of the European Union (Withdrawal) Act 2018, or the U.K. Prospectus Regulation. Each prospectus (except WisdomTree Issuer X Limited’s prospectus) is prepared, and a copy is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. At the request of the relevant ManJer Issuer, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Poland, Spain and Sweden, by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the Central Bank to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. WisdomTree Issuer X Limited’s program for the issuance of WisdomTree digital securities does not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as it satisfies the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of WisdomTree Issuer X Limited’s prospectus has been delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958 to the issue of the WisdomTree digital securities by WisdomTree Issuer X Limited. The prospectus of WisdomTree Issuer X Limited is also recognized by the Swiss Prospectus Office.

The ManJer Issuers are primarily subject to the following legislation and regulatory requirements:

●	The Companies (Jersey) Law 1991. Each ManJer Issuer is incorporated as a public limited liability company under the Companies (Jersey) Law 1991. Therefore, the ManJer Issuers are required to comply with various obligations under this law including, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.
16

●	The Foreign Account Tax Compliance Act, or FATCA, a U.S. federal law that was passed as part of the Hiring Incentives to Restore Employment (HIRE) Act, generally requires that foreign financial institutions and certain other non-financial foreign entities report on the foreign assets held by their U.S. account holders or be subject to withholding on withholdable payments. The HIRE Act also contained legislation requiring U.S. persons to report, depending on the value, their foreign financial accounts and foreign assets. ETCs benefit from the so called “listing exemption” and Jersey local authorities have determined that for companies which can benefit from such exemption the filing of a nil report is optional.
●	The Common Reporting Standards, or CRS, were developed by the Organization for Economic Cooperation and Development and is a global reporting standard for the automatic exchange of information. The ManJer Issuers need to conduct FATCA style due diligence and annual local reporting in relation to financial accounts held directly and indirectly by residents of those jurisdictions with which the Foreign Financial Institutions (FFIs) jurisdiction of residence has signed an Intergovernmental Agreement (IGA) to implement the CRS. Unlike FATCA, there is no clear listing exemption available under the CRS so the ManJer Issuers are required to conduct full due diligence to identify such accounts and report on them on an annual basis to their local tax authorities, at least in respect of the certificated interests and primary market issuances. However, Jersey tax authorities have applied less onerous reporting obligations to interests such as ETCs that are regularly traded on an established securities market and are held through CREST, the U.K. based central securities depository.
●	The Collective Investment Funds (Jersey) Law 1988. Each ManJer Issuer (other than WisdomTree Issuer X Limited) is a collective investment fund and therefore required to comply with the obligations under the Collective Investment Funds (Jersey) Law 1988 and the Code of Practice for Certified Funds.
●	The Prospectus Regulation. The Base Prospectus of each ManJer Issuer has been drafted, and any offer of ETCs in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.
●	Regulation (EU) No 648/2012 of the European Parliament and of the Council of 4 July 2012 on OTC derivatives, central counterparties and trade repositories, known as the European Market Infrastructure Regulation (“EMIR”). EMIR, which became effective on August 16, 2012, provides for certain over-the-counter, or OTC, derivative contracts to be submitted to central clearing and imposes margin posting and other risk mitigation techniques, reporting and record keeping requirements. The clearing obligations under EMIR are still under discussion, and currently there are no mandatory clearing obligations in relation to equity, FX or commodity derivatives. The clearing obligation only applies to EU-based financial counterparties (defined as those authorized under MiFID, CRR, AIFMD, UCITS or insurance regulations) or those non-financial entities that have a rolling three-month notional exposure above a certain amount (between €1 and €3 billion, depending on asset class), which means that the ManJer Issuers are not directly subject to these obligations, but could indirectly be subject to them by virtue of their interaction with EU-based financial counterparties. In terms of reporting obligations, being non-EU entities, the ManJer Issuers are only indirectly subject to such obligations when they interact with their EU-based financial counterparties. Each ManJer Issuer has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc.
●	Regulation (EU) No 596/2014 of the European Parliament and of the Council on market abuse (the “Regulation”) and Directive 2014/57/EU of the European Parliament and of the Council on criminal sanctions for market abuse (the “Directive” and, together with the Regulation, “MAD”). Obligations imposed on the relevant ManJer Issuer and distributor under MAD, which became effective on July 3, 2016, include the requirement to publish inside information in a public and timely manner, to prepare and maintain a list of insiders and to refrain from market manipulation.
●	Regulation (EU) 2016/1011 of the European Parliament and of the Council of 8 June 2016 on indices used as benchmarks in financial instruments and financial contracts or to measure the performance of investment funds and amending Directives 2008/48/EC and 2014/17/EU and Regulation (EU) No 596/2014 (“BMR”). Supervised EU entities which issue financial instruments that reference a benchmark are required to comply with applicable obligations as set out under the BMR. The BMR was published on June 30, 2016 and the majority of the provisions became effective on January 1, 2018. The ManJer Issuers are non-EU entities and as a result, BMR application is very limited, although in some circumstances a few residual obligations could be deemed to be applicable because the ETCs are marketed across Europe.
●	Regulation (EU) No 1286/2014 of the European Parliament and of the Council of 26 November 2014 on key information documents for packaged retail and insurance-based investment products (“PRIIPS”). PRIIPs became effective on January 1, 2018 and applies to investment product manufacturers and distributors. Under PRIIPs, manufacturers need to provide a key information document (KIDs) to investors. The intention of KIDs is to improve transparency for investors on the products and enhance investor protection. The product manufacturer is responsible for drafting the KID and for its content. All ETCs are currently subject to PRIIPs and KIDs have been produced since January 1, 2018.
17

●	MiFID II. MiFID II covers a wide range of areas that affect the relevant issuer and distributor, such as product governance, a definition of complex products which captures all physical and synthetic ETCs and the production of a European MiFID template, or an EMT, to facilitate the dissemination of relevant information to the markets and distributors in relation to each financial product.
●	Regulation (EU) 2015/2365 of the European Parliament and of the Council of 25 November 2015 on transparency of securities financing transactions and of reuse and amending Regulation (EU) No 648/2012. (“SFTR”). Counterparties to securities financing transactions must report the transaction to trade repositories. The SFTR introduces a reporting requirement for transactions, and a disclosure requirement to investors with a requirement for prior consent. It also designates that financial instruments used for re-hypothecation are transferred to an account in the name of the other counterparty. Since the ManJer Issuers are based in non-EU jurisdictions, obligations are only indirectly applicable to them, but a certain level of interaction with EU counterparties is required to comply with some of these requirements.

WisdomTree Issuer X Limited is also primarily subject to the following legislation and regulatory requirements:

●	The Control of Borrowing (Jersey) Order 1958. WisdomTree Issuer X Limited is required to comply with the obligations under the Control of Borrowing (Jersey) Order 1958 in respect of its issue of the WisdomTree digital securities.
●	The Companies (General Provisions) (Jersey) Order 2002. WisdomTree Issuer X Limited is required to comply with the obligations under the Companies (General Provisions) (Jersey) Order 2002 in respect of its circulation of the WisdomTree digital securities prospectus.

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

WTICAV is primarily subject to the following legislation and regulatory requirements:

●	European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011 (as amended) (“UCITS Regulations”). The UCITS Regulations, which transpose Council Directive 2009/65/EC, Commission Directive 2010/43/EC and Commission Directive 2010/44/EC into Irish law, became effective on July 1, 2011. UCITS established in Ireland are authorized under the UCITS Regulations.
●	Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) Regulations 2019 (“Central Bank UCITS Regulations”). The Central Bank UCITS Regulations were adopted in May 2019 and, together with the UCITS Regulations, any guidance produced by the Central Bank, and the Central Bank forms, form the basis for all the requirements that the Central Bank imposes on UCITS, UCITS management companies and depositaries of UCITS.
●	Central Bank Guidance. The Central Bank also has produced guidance that provides direction on issues relating to the funds industry, certain of which set forth conditions not contained in the UCITS Regulations or the Central Bank Regulations with which UCITS must conform.
18

●	The Irish Collective Asset-Management Vehicle Act 2015 (“ICAV Act”). WTICAV is registered as an ICAV under the ICAV Act. Therefore, WTICAV is required to comply with various obligations under the ICAV Act such as, but not limited to, keeping proper books and records. The segregation of liability between Sub-funds means there cannot be, as a matter of Irish law, cross-contamination of liability between Sub-funds. Therefore, the insolvency of one Sub-fund cannot affect another Sub-fund.
●	EMIR. EMIR provides for OTC derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTICAV uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds, which are subject to EMIR. WTICAV has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.
●	BMR. The BMR is directly applicable law across the EU and applies to certain “administrators,” “contributors” and “users” of benchmarks with the aim of reducing the risk of benchmark manipulation and promoting confidence in their integrity and that of the financial markets which they support. Since WTICAV issues financial instruments that reference a benchmark, it will be required to comply with applicable obligations as set out under the BMR. In addition, non-EU administrators of benchmarks are required to satisfy a number of requirements to enable the benchmarks they provide to be used in the EU. To ensure investor protection, the BMR provides equivalence, recognition and endorsement conditions under which third country benchmarks may be used by supervised entities in the EU. Since we control the provision of benchmarks, we are required to comply with applicable obligations within the timeframes set out under the BMR.
●	Regulation (EU) No 1286/2014 of the European Parliament and of the Council of 26 November 2014 on key information documents for packaged retail and insurance-based investment products (“PRIIPS”). As above, WisdomTree’s ETCs have been subject to PRIIPS since January 1, 2018. On January 1, 2023, PRIIPS also began to apply to UCITS. WTICAV has been producing and publishing these KIDs for share classes of the Sub-funds of the ICAV since January 1, 2023.
●	Regulation on Disclosures (EU/2019/2088) (“SFDR”) and the EU Taxonomy Regulation (2020/852) (“EU Taxonomy”). SFDR requires WisdomTree Management Limited, as a UCITS management company, to disclose in a consistent and harmonized manner how environmental, social and governance, or ESG, factors are adopted in its decision-making process. SFDR also requires certain pre-contractual and periodic disclosure requirements for in scope WTICAV Sub-funds, such as UCITS financial products. Level 1 of SFDR requirements applied from March 1, 2021 and Level 2 of the SFDR requirements applied from January 1, 2023. The EU Taxonomy Regulation amends the disclosure requirements in place under SFDR. The EU Taxonomy disclosures for the economically sustainable objectives of climate change mitigation and climate change adaptation were applicable from January 1, 2022, while the requirement for disclosures for the remaining objectives applied from January 1, 2023. The WTICAV Prospectus, as well as supplements and product pages of the WTICAV Sub-funds in scope of SFDR and EU Taxonomy, have been updated to reflect the respective regulatory requirements.
●	Regulation (EU) 2019/1156 on the cross-border distribution framework (“CBDF”). The CBDF amend the UCITS Directive to increase the harmonization of cross-border marketing between both (a) the UCITS regime and (b) different practices adopted by EU member states and came into effect on August 2, 2021. The CBDF eliminated the need for WTICAV to have local paying agents within EU member states the Sub-funds passported into, but introduced rules around marketing communications, pre-marketing notifications and the discontinuation of marketing.
●	Regulatory technical standards on settlement discipline (“CSDR”). CSDR introduced measures to prevent settlement failures, with settlement failures resulting in penalty charges applied by the Central Securities Depositaries to failing parties. Since most WTICAV sub-funds employ physical replication using equities and bonds, trades in these equities that take place within the EU come into scope of CSDR. This regulation came into force on February 1, 2022.

Irish-Domiciled Issuer (Managed by WisdomTree Multi Asset Management Limited)

One of our subsidiaries, WisdomTree Multi Asset Management Limited, is a Jersey based management company providing investment and other management services to WisdomTree Multi Asset Issuer PLC, or WMAI, in respect of the ETPs issued by WMAI. WisdomTree Multi Asset Management Limited operates under the Schedule 2 businesses (Schedule 2 of the Proceeds of Crime (Jersey) Law 1999), must adhere to Jersey AML/CFT/CPF regulations, and is supervised for compliance by the JFSC. WMAI, a non-consolidated third party, is a public limited company incorporated in the laws of Ireland. It was established as a special purpose vehicle for the purposes of issuing collateralized exchange-traded securities, or ETP Securities, under the Collateralized ETP Securities Programme described in its Base Prospectus. WMAI is a ‘qualifying company’ within the meaning of section 110 of the Taxes Consolidation Act 1997 (as amended), of Ireland. WMAI is not authorized or regulated by the Central Bank by virtue of issuing ETPs.

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

WMAI is primarily subject to the following legislation and regulatory requirements:

●	The Companies Act. WMAI is incorporated as a public limited liability company under the Companies Act. Therefore, WMAI is required to comply with various obligations under the Companies Act such as, but not limited to, convening general meetings, keeping proper books and records and filing financial statements.
●	The Prospectus Regulation. The Base Prospectus has been drafted, and any offer of ETP Securities in any EEA Member State that has implemented the Prospectus Regulation is made in compliance with the Prospectus Regulation and any relevant implementing measure in such Member States.
●	EMIR. WMAI hedges its payment obligations in respect of the ETP Securities by entering into swap transactions with swap providers, which are subject to EMIR. The Central Bank has been designated as the competent authority for EMIR and, to assess compliance with EMIR, requests that WMAI submits annually an EMIR Regulatory Return.
●	BMR. Since WMAI issues financial instruments that reference a benchmark, it also will be required to comply with applicable obligations within the timeframes set out under the BMR.
●	MAD. MAD has a direct effect in Ireland and strengthens the legal framework underpinning the function of detecting, sanctioning and deterring market abuse. Broadly, MAD applies to any financial instrument admitted to, or for which a request for admission has been made to, trading on a regulated market in at least one member state of the EU or in an EEA Member State. Obligations imposed on WMAI under MAD include the requirement to publish inside information in a public and timely manner, to draw up and maintain a list of insiders and to refrain from market manipulation.
●	CSDR. As above, CSDR introduced measures to prevent settlement failures, with settlement failures resulting in penalty charges applied by the Central Securities Depositaries to failing parties.

Intellectual Property

We regard our name, WisdomTree, as material to our business. We have registered the WisdomTree name and logo design, Modern Alpha and the WisdomTree Prime name and logo design as service marks with the U.S. Patent and Trademark Office. The WisdomTree name and logo design and Modern Alpha are also registered as service marks in various foreign jurisdictions.

Many of our index-based equity ETFs are based on our own indexes and we do not license them from, nor do we pay licensing fees to, third parties for these indexes. We do, however, license third-party indexes for certain of our fixed income, currency, equity and alternative ETFs.

On March 6, 2012, the U.S. Patent and Trademark Office issued to us our patent on Financial Instrument Selection and Weighting System and Method, which is embodied in our dividend weighted equity indexes. We currently do not rely upon our patent for a competitive advantage.

Available Information

Company Website and Public Filings

Our website is located at https://www.wisdomtree.com, and our investor relations website is located at https://ir.wisdomtree.com. We make available, free of charge through our investor relations website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.

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

Summary of Risk Factors

Our business faces various risks that could impact our ability to achieve objectives, as well as adversely affect our financial condition, results of operations, cash flow, and overall prospects. These risks, detailed below, include but are not limited to:

Market Risks

●    Impact on AUM from declining prices and volatile market conditions

●    Fluctuations in the composition and mix of AUM and impact on financial results

●    Market disruptions may undermine investor confidence in ETPs

Concentration Risks	● Dependence on a limited number of products generating substantial revenue ● Exposure to declining commodity prices and domestic/foreign market conditions ● Risk of investor withdrawals

Third-Party Provider Risks

●    Reliance on third-party vendors for critical administrative, custody and portfolio management services

●    Insufficient internal controls or failures by third-party vendors

●    Counterparty risks related to European products

●    Inadequacies in risk management policies and procedures

Competition and Distribution Risks	● Intense competition in the asset management industry ● Dependence on third-party distribution channels

Performance and Investment Risks	● Limited track record for many of our ETPs

Operational Risks

●    Increased risks and resource demands related to our European business

●    Risk of operational failures, particularly with European crypto basket ETPs

●    Risks associated with strategic transactions

●    Exposure to catastrophic and unpredictable events

Technology Risks	● Limitations, failures or breaches of our or third-party technology systems, including artificial intelligence

Human Capital Risks	● Challenges in retaining or recruiting key personnel

Expense and Cash Management Risks	● Significant fluctuations in expenses

Legal and Regulatory Risks

●    Costs and complexities of complying with evolving regulations

●    Legal proceedings requiring substantial management attention

●    Risks of intellectual property infringement claims or failure to protect trademarks and intellectual property rights

Digital Assets Risks

●    Risks tied to our digital assets business, including competition, product development, outsourced services, cybersecurity, blockchain infrastructure and technology, regulatory compliance, anti-money laundering and other related risks

Other Company Risks

●    Potential actions by activist stockholders

●    Risks of change in control resulting in the termination of investment management agreements

●    Challenges securing approval for advisory agreements and fees

●    Reputational risk

Risks Related to Common Stock and Convertible Notes

●    Volatility in the market price of common stock

●    Negative commentary or downgrades by equity analysts

●    Challenges in raising funds for convertible note settlements or repurchases

●    Risks tied to conditional conversion features of convertible notes

●    Impact of future issuances of common stock or equity-linked securities

●    Anti-takeover provisions in corporate governance documents

●    Stockholder rights plan terms and conditions

●    Failure to pay dividends or repurchase common stock

Market Risks

Declining prices of securities, gold and other precious metals and other commodities and changes in interest rates and general market conditions can adversely affect our business by reducing the market value of the assets we manage or causing WisdomTree ETP investors to sell their fund shares and trigger redemptions.

We are subject to risks arising from declining prices of securities, gold and other precious metals and other commodities, which may result in a decrease in demand for investment products, a higher redemption rate and/or a decline in AUM. The financial markets are highly volatile and prices for financial assets may increase or decrease for many reasons, including general economic conditions, trade uncertainties, rising or falling interest rates, the strengthening or weakening of the U.S. dollar, events such as a pandemic or war, geopolitical conflicts, political events, acts of terrorism and other matters beyond our control. A significant portion of our revenues is derived from advisory fees earned on our AUM, in both the international and U.S. markets. As a result, our business can be expected to generate lower revenues in declining market environments or general economic downturns. Such adverse conditions would likely cause the value of our AUM to decrease, which would result in lower advisory fees, or cause investors in the WisdomTree ETPs to sell their shares in favor of investments they perceive to offer greater opportunity or lower risk, thus triggering redemptions that would also result in decreased AUM and lower fees.

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

ETPs trade on exchanges in market transactions that generally approximate the value of the referenced assets or underlying portfolio of securities held by the particular ETP. Trading involves risks including the potential lack of an active market for fund shares, abnormally wide bid/ask spreads (the difference between the prices at which shares of an ETP can be bought and sold) that can exist for a variety of reasons, and losses from trading. These risks can be exacerbated during periods when there is low demand for an ETP, the markets in the underlying investments are closed, market conditions are extremely volatile or trading is disrupted. This could result in limited growth or a reduction in the overall ETP market and could slow our revenue growth or even lead to a decline in revenues.

Concentration Risks

We derive a substantial portion of our revenues from a limited number of products and, as a result, our operating results are particularly exposed to investor sentiment toward investing in the products’ strategies and our ability to maintain the AUM of these products, as well as the performance of these products.

At December 31, 2024, 55% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 21% in three of our domestic equity ETFs, 15% in the WisdomTree Floating Rate Treasury Fund, or USFR, 10% in three of our precious metal products, 6% in two of our international developed market equity ETPs and 3% in one of our emerging markets ETFs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

At December 31, 2024, approximately 13% of our AUM were in ETPs backed by gold and approximately 9% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals, such as a rising interest rate environment, may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.

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

At December 31, 2024, approximately 32% and 16% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.

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

Third-Party Service Provider Risks

We primarily depend on Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC to provide portfolio management services, The Bank of New York Mellon to provide us with critical administrative services to operate our business and our U.S. listed ETFs, and other third parties to provide many other critical services to operate our business and our U.S. listed ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.

We outsource to third-party vendors to provide us with many services that are critical to operating our business, including Mellon Investments Corporation, Newton Investment Management North America, LLC and Voya Investment Management Co., LLC as sub-advisers providing portfolio management services, and The Bank of New York Mellon, or BNY Mellon, to provide custody services, fund accounting, administration, transfer agency and securities lending services. We also rely on third-party providers to license indexes to certain of our U.S. listed ETFs, perform index calculation services for our indexes and a third-party distributor for our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.

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

We depend on Apex Financial Services (Alternative Funds) Limited in respect of the products issued by our Jersey-domiciled issuers, or ManJer Issuers, of ETCs (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.

We depend on Apex Financial Services (Alternative Funds) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and State Street Fund Services (Ireland) Limited in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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

If a third-party vendor fails to develop and maintain sufficient internal control processes or adequate data privacy controls and security systems, such failure could adversely affect us. For example, in the past, we were notified of a deficiency in the internal controls of a third-party vendor of software we utilize in our accounting processes. We identified sufficient mitigating controls to alleviate the deficiency and do not believe the third-party’s deficiency had a material impact on our operations or financial reporting. Any internal control failures that may arise in the future could adversely affect us if not sufficiently mitigated.

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

The asset management industry is intensely competitive, with significant challenges across product offerings, fees, brand recognition and service quality. We face direct competition from other ETP sponsors and mutual fund companies, as well as indirect competition from larger financial institutions, including banks, insurance companies and diversified investment firms with broader distribution channels, greater resources and multiple revenue streams. Many of these larger competitors operate extensive sales networks and attract clients through retail bank and broker-dealer channels, which may not be as accessible to us.

The adoption of Rule 6c-11, known as the ETF Rule, has further intensified competition by removing the need for exemptive relief filings to issue ETFs, reducing barriers to entry in the ETP space. We anticipate that more firms, including both new entrants and established asset managers, will continue to enter and expand within the ETP market. Additionally, the introduction of non-transparent active ETFs—which are not required to disclose holdings daily—may allow traditional mutual fund sponsors to compete more effectively against ETFs by preserving their proprietary strategies.

Price competition spans both commoditized offerings, such as traditional, market cap-weighted index products, and more specialized categories, like factor-based or thematic ETPs. In recent years, larger firms have trended toward fee reductions, offering some products at lower prices or as loss leaders, supported by alternative revenue sources. New entrants often seek to differentiate themselves by offering low-fee ETPs; as a result, funds priced at 20 basis points or less have captured approximately 80% of global net flows over the past three years. This fee compression trend continues, with many of our competitors well-positioned to benefit.

Some of our competitors maintain a larger market share, a broader product range and greater financial resources. Certain financial institutions also operate in more favorable regulatory environments and/or have proprietary products, revenue sources and distribution channels, which may provide competitive advantages, including in pricing ETPs as loss leaders. Further industry consolidation may also heighten competitive pressures.

Given these evolving industry dynamics, we have experienced—and may continue to experience—pricing and market share pressures, which could reduce our revenues and profit margins.

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

Many of our ETPs have a limited track record upon which an evaluation of their investment performance can be made. Certain investors limit their investments to ETPs with track records of ten years or more. Furthermore, as part of our strategy, we continuously evaluate our product offerings to ensure that all our funds are useful, compelling and differentiated investment offerings, to align our overall product line more competitively in the current ETP landscape and to reallocate our resources to areas of greater client interest. As a result, we may further adjust our product offerings, which may result in closing some of our ETPs, changing their investment objective or offering new funds. The investment performance of our products is important to our success. While strong investment performance could stimulate sales of our ETPs, poor investment performance, on an absolute basis or as compared to third-party benchmarks or competitive products, could lead to a decrease in sales or stimulate redemptions, thereby lowering AUM and reducing our revenues. Our Modern Alpha strategies are designed to provide the potential for better risk-adjusted investment returns over full market cycles and are best suited for investors with a longer-term investment horizon. However, the investment approach of our equity products may not perform well during certain shorter periods of time during different points in the economic cycle.

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

We have pursued, and may continue to pursue, acquisitions and other strategic transactions. Any strategic transactions that we are a party to will result in increased demands on our management and other resources, may be significant in size relative to our assets and operations, result in significant changes in our business and materially and adversely affect our stock price. If we were unable to manage our strategic initiatives, it could have a material adverse effect on our business.

We have pursued, and may continue to pursue, acquisitions and other strategic transactions. These initiatives have placed increased demands on our management and other resources and may continue to do so in the future. We may not be able to manage our operations effectively or achieve our desired objectives on a timely or profitable basis. To do so may require, among other things:

●	continuing to retain, motivate and manage our existing employees and/or attract and integrate new employees;
●	developing and enhancing our operational, financial, accounting, reporting and other internal systems and controls on a timely basis; and
●	maintaining and expanding support functions, including human resources, information technology, legal and corporate communications.

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

In addition, future strategic transactions could involve issuing significant equity or debt, which may dilute stockholders or require substantial borrowings. Such transactions may result in changes in our board and/or management team, constitute a change of control of our Company, lead to significant changes in our product offering, business operations and earning and risk profiles, and/or result in a decline in the price of our common stock.

Our ability to complete such transactions depends upon a number of factors that are not entirely within our control, including our ability to identify suitable merger or acquisition candidates, negotiate favorable terms, conclude satisfactory agreements and secure necessary financing. Our failure to successfully execute or integrate these transactions could materially and adversely affect our business, results of operations and financial condition.

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

We are dependent upon the effectiveness of our own, and our vendors’, information security policies, procedures and capabilities to protect the technology systems used to operate our business (including emerging technologies, such as artificial intelligence (AI) programs), to protect the data that reside on or are transmitted through them and to maintain adequate internal controls. Information security risks for us and our third-party vendors have increased significantly in recent years, in part because of the proliferation of new technologies, including AI, the ubiquity of internet connections, and the increased sophistication and activities of threat actors. Although we and our third-party vendors take protective measures to secure information, our and our vendors’ technology systems have experienced cybersecurity threats and may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. These risks have increased with the launch of the WisdomTree Prime mobile application and may continue to increase in the future as the mobile application’s availability expands. In addition, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Any inaccuracies, delays, system failures or breaches, or advancements in technology, and the cost necessary to address them, could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

A failure to effectively manage the development and use of AI, combined with an evolving regulatory environment, could have an adverse effect on our growth, reputation or business.

We use AI, including machine learning, in our business and expect to continue to expand our AI capabilities, including through generative AI. AI methods are complex and rapidly evolving, and their introduction into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, intellectual property or other litigation, data protection and confidentiality concerns, information security risks, social or ethical challenges, competitive harm or other complications. For example, datasets used to develop and test AI models, the content generated by AI systems, or AI-driven decision-making processes may be found to be insufficient, biased or harmful, or lead to adverse business decisions or operating errors. AI technologies, including generative AI, may also produce content that appears credible but is factually inaccurate or flawed or legally problematic, increasing regulatory, reputational and legal risks. In addition, intellectual property ownership and licensing rights, including copyright, surrounding AI technologies remain uncertain, as U.S. courts and regulatory bodies have yet to address key issues. Furthermore, AI-related regulations are evolving globally, with emerging frameworks such as the EU AI Act and increasing scrutiny from U.S. regulators, including the Federal Trade Commission and SEC. Efforts to incorporate AI technologies responsibly require continued investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for data use, including with respect to data leakage, and compliance with evolving regulatory requirements. Any failure to successfully integrate AI technologies, respond to client or market demands or effectively manage AI-related risks could harm our growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose us to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause our AUM, revenues and earnings to decline.

Human Capital Risks

Our ability to operate effectively could be impaired if we fail to retain or recruit key personnel.

The success of our business is highly dependent on our ability to attract, retain and motivate skilled employees across operations, product development, research, technology, sales and marketing. Our U.S. employees generally may voluntarily terminate their employment at any time. The market for these individuals is extremely competitive and is likely to become more so as additional investment management firms enter the ETP industry and as the digital assets market continues to develop. Our compensation methods may not enable us to recruit and retain required personnel. For example, price volatility in our common stock may impact our ability to effectively use equity grants as an employee compensation incentive. Also, we may need to increase compensation levels, which would decrease our net income or increase our losses. If we are unable to retain and attract key personnel, it could have an adverse effect on our business, our results of operations and financial condition.

Expense and Cash Management Risks

Our expenses are subject to fluctuations that could materially affect our operating results.

Our results of operations are impacted by the magnitude of our expenses and may fluctuate as a result of inflation, as well as discretionary spending, including additional headcount, accruals for incentive compensation, marketing, advertising, sales and other expenses we incur in our operations. As we continue to invest in our digital assets business, related expenses may exceed initial expectations in both the near and long term. Accordingly, fluctuations in our expenses could materially affect our operating results and may vary from quarter to quarter.

Legal and Regulatory Risks

Compliance with extensive, complex and changing regulation imposes significant financial and strategic costs on our business, and non-compliance could result in fines and penalties.

We are subject to extensive regulation of our business and operations. Two of our U.S. subsidiaries, WTAM and WT Digital Management, are registered investment advisers and are subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act with respect to the WisdomTree U.S. listed ETFs for which WTAM acts as investment adviser and with respect to our Digital Funds for which WT Digital Management acts as an investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and the conduct of our sales force in the U.S. regarding our U.S. listed ETFs and Digital Funds are subject to the regulatory authority of FINRA. The SEC also has recently adopted rule amendments that are designed to modernize sales and marketing materials and, as a result, could impact our marketing materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI.

Each of the regulatory bodies with jurisdiction over us has regulatory powers over many aspects of our business, including the authority to grant, and, in specific circumstances to cancel, permissions to carry on particular businesses. Our ETPs’ and Digital Funds’ failure to comply with applicable laws or regulations has in the past, and could in the future, result in fines, censure, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. For example, in August 2024, WTAM received a Wells Notice from the Staff of the SEC advising WTAM that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against WTAM alleging violations of certain provisions of the U.S. federal securities laws relating to three exchange-traded series of WisdomTree Trust managed by WTAM that pursued ESG-focused strategies. In October 2024, without admitting or denying the SEC’s allegations, WTAM agreed to resolve the matter by consenting to the entry of an order by the SEC, in which WTAM agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(4) of the Investment Advisers Act, Rules 206(4)-7 and 206(4)-8 thereunder, and Section 34(b) of the Investment Company Act, and to pay a civil money penalty of $4.0 million. See Note 14 to our Consolidated Financial Statements for additional information.

Even if a sanction imposed against us, our personnel or our ETPs or Digital Funds is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us, our personnel or our ETPs or Digital Funds by regulators could harm our reputation and thus result in redemptions from our products and impede our ability to retain and attract investors in WisdomTree ETPs and Digital Funds, all of which may reduce our revenues.

We face the risk of significant intervention by regulatory authorities, including extended investigation activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we have been and could be fined or be prohibited from engaging in some of our business activities. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect investors in our products and our advisory clients and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through investor protection and market conduct requirements.

The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC approved a broad set of rules regarding data reporting and fund liquidity, fund valuation and funds’ use of derivatives, which impose additional expense and require additional administrative services and requirements, among other matters, to comply with these rules. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.

Specific regulatory changes also may have a direct impact on our revenues. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. New regulations, revised regulatory or judicial interpretations, revised viewpoints, outcomes of lawsuits against other fund complexes or growth in our ETP and Digital Fund assets and/or profitability related to the annual approval process for investment advisory agreements may result in the reduction of fees under these agreements, which would mean a reduction in our revenues or otherwise may lead to an increase in costs or expenses.

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

From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including actual and potential claims by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €27.4 million ($28.5 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements for additional information.

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

Third parties may assert against us alleged patent, copyright, trademark or other intellectual property rights to intellectual property that is important to our business. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may divert the efforts and attention of our management from our business. As a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

●	pay third-party infringement claims;
●	discontinue selling the particular funds subject to infringement claims;
●	discontinue using the processes subject to infringement claims;
●	develop other intellectual property or products not subject to infringement claims, which could be time-consuming and costly or may not be possible; or
●	license the intellectual property from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses, reduce our revenues and adversely affect our business and financial results.

We have been issued trademark and other intellectual property rights but may not be able to enforce or protect such intellectual property rights, which may harm our business.

Although we have trademarks, including the marks WisdomTree®, WisdomTree Prime® and Modern Alpha®, and other intellectual property rights that are registered in the U.S. and certain other countries, including a patent relating to our index methodology and the operation of our ETFs, our ability to enforce such intellectual property rights is subject to general litigation risks. If we cannot successfully enforce our intellectual property rights, we may lose the value of our brand and business reputation. If we seek to enforce our rights, we could be subject to litigation, including challenges to our registered intellectual property rights and claims that our intellectual property rights are invalid or are otherwise not enforceable in jurisdictions where our intellectual property rights are not registered. Furthermore, our assertion of intellectual property rights could result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may be subject to the risks described in the immediately preceding risk factor entitled “We may from time to time be subject to claims of infringement of third-party intellectual property rights, which could harm our business.” Additionally, unauthorized third parties may attempt to misuse our trademarks or brand identity, including through impersonation schemes or fraudulent activities in certain jurisdictions. While we take steps to address such misuse, our ability to prevent or mitigate these activities may be limited, and such fraudulent actions could harm our business, reputation, or customer relationships.

Digital Assets Risks

As we expand our digital assets product offerings and services beyond our existing ETP business, we believe the risks associated with our digital assets business include, but are not limited to, the following:

Competition risks

Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact a company’s ability to compete in the digital assets industry. Our ability to successfully compete will depend largely on offering innovative products through digital asset exposures (and more broadly in blockchain-enabled finance, including savings and payments), having strong internal controls and risk management infrastructure to enable customer trust, embracing regulation, developing strategic partnerships with participants in the digital assets ecosystem and broader financial services ecosystem, promoting thought leadership and consumer education or awareness, building upon our brand and attracting and retaining talented employees. Failure to do so could negatively impact the success of our digital assets business.

New product risks

We have and may continue to spend substantial time and resources developing our digital assets product offerings and services. If these products and services are not successful, or their implementation or launches are delayed, including in connection with our inability to obtain new product regulatory approvals, we may not be able to offset their costs, which could have an adverse effect on our business, reputation, financial condition and operating results.

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

Third-party service provider risks

We rely on third-party service providers in connection with different facets of our digital assets business, including but not limited to custodial arrangements, blockchain and wallet infrastructure, banking relationships, cloud computing, payment platforms and processors, data infrastructure, customer support, compliance support and product development, including mobile application development, all of which are critical to the success of our digital assets business. In addition, we have partnered with a financial institution to provide co-branded debit cards to retail customers. The loss of, or interruption of service from, a critical third-party service provider could adversely impact our digital assets business, operating results and financial condition. We may incur significant costs to resolve any such disruptions in service. In addition, such third-party service providers may be subject to financial, legal, regulatory and labor issues, data security and cybersecurity incidents, denial-of-service attacks, sabotage, privacy breaches or violations, fraud and other misconduct, which could directly or indirectly have an impact on our digital assets products and services. If any third-party service provider fails to adequately or appropriately render services or fails to meet its contractual requirements, including compliance with applicable laws and regulations, we could be subject to regulatory enforcement actions and claims from third parties, including our customers, and suffer economic and reputational harm that could have an adverse effect on our digital assets business, operating results and financial condition.

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

Regulatory risks

The digital assets industry is rapidly evolving at an unprecedented rate. There is a high degree of regulatory uncertainty associated with the digital assets industry, which means that the products and services our digital assets business provides or may provide in the future could subject us to enhanced regulatory scrutiny or otherwise materially impact the quality or nature of such products or services. Recent changes in the U.S. administration, Congress and U.S. federal agencies may result in significant regulatory and policy developments relating to digital assets, including those that may affect our operating environment in substantial and unpredictable ways by changing the costs of doing business, the scope of permissible activities and competitive factors in the digital assets industry. The effect of any future legal or regulatory change or interpretation both domestically and internationally is unknown and such change could be substantial and adverse to our digital assets business.

In addition, we are actively engaged with a variety of U.S. federal and state regulators (e.g., the SEC, FINRA, NYDFS and other state regulators) to secure, as necessary, or maintain the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; limited purpose broker-dealer; transfer agent; investment adviser; and investment funds. For example, we are licensed as a money transmitter or the equivalent in many U.S. states and the District of Columbia, but we may be unable to obtain such licenses in all U.S. states or may experience significant delays, and this could have an adverse effect on our digital assets business. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which also may involve approvals specific to a digital assets or related business. As we secure the appropriate regulatory, registration and/or licensing approvals, or otherwise rely on, seek or confirm exemptions therefrom, in connection with our digital assets business, we are and will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we need to comply with, or otherwise be exempt from, to ensure our digital assets products and services are successfully brought to different markets in a compliant manner. Failure to secure and/or comply with any such approvals and exemptions could result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate our digital assets business, and have an adverse effect on our digital assets business.

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

Blockchain technology risks

Blockchain technology is a relatively new, untested technology and rapidly evolving field that operates as a distributed ledger. Blockchain systems could be vulnerable to fraud, particularly if a significant minority of participants colluded to defraud the rest. Access to a given blockchain requires an individualized key, which if compromised, could result in loss due to theft, destruction or inaccessibility. There is little regulation of blockchain technology other than the intrinsic public nature of the blockchain system. Any future regulatory developments could affect the viability and expansion of our use of blockchain technology. There are currently a number of competing blockchain platforms with competing intellectual property claims. The uncertainty inherent in these competing technologies could cause companies to use alternatives to blockchain. In addition, blockchain networks may undergo technological developments, such as the Ethereum blockchain’s change in September 2022 from proof-of-work mining to a blockchain based on proof-of-stake validation and the implementation of EIP-4844 in March 2024, which enhances data availability and reduces costs for rollups. These technological advancements may introduce new risks, including potential vulnerabilities in consensus mechanisms and data propagation challenges. Segments of the mining community were against the proof-of-stake validation change, which was complex and involved a merger of the then existing Ethereum blockchain with the new Ethereum blockchain, which could potentially lead to greater centralization. Further, certain miners and other users resisted adoption of the new Ethereum blockchain and it is possible that the two Ethereum blockchains (among potentially others) will endure and compete going forward, which may also slow or impede transactions. The risks associated with blockchain technology may not fully emerge until the technology is more widely adopted, which could adversely impact our digital assets business.

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

Activist stockholders may from time to time attempt to effect changes in our strategic direction, and in furtherance thereof, may seek changes in how the Company is governed. Our Board of Directors and management strive to maintain constructive, ongoing communications with our stockholders and welcome their views and opinions with the goal of enhancing value for all stockholders. However, an activist campaign that seeks to replace or remove members of our Board of Directors or changes in our strategic direction could have an adverse effect on us because:

●	responding to actions by activist stockholders is costly and may be disruptive, time-consuming and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition;
33

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

Risks Relating to our Common Stock and Convertible Notes

The market price of our common stock has been fluctuating significantly and may continue to do so, and you could lose all or part of your investment.

The market price of our common stock has been fluctuating significantly and may continue to do so, depending upon many factors, some of which may be beyond our control, including:

●	actions of activist stockholders against us, which have been costly and may be disruptive and may cause uncertainty about the strategic direction of our business;
●	decreases in our AUM;
●	variations in our quarterly operating results;
●	differences between our actual financial operating results and those expected by investors and analysts;
●	publication of research reports about us or the investment management industry;
●	changes in expectations concerning our future financial performance and the future performance of the ETP industry and the asset management industry in general, including financial estimates and recommendations by securities analysts;
●	our strategic moves and those of our competitors, such as acquisitions or consolidations;
●	changes in the regulatory framework of the ETP industry and the asset management industry in general and regulatory action, including action by the SEC to lessen the regulatory requirements or shorten the process under the Investment Company Act to become an ETP sponsor;
●	the level of demand for our stock, including the amount of short interest in our stock;
●	changes in general economic or market conditions; and
●	realization of any other of the risks described elsewhere in this section.

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

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes, repurchase the Convertible Notes upon a fundamental change, or refinance our Convertible Notes upon maturity.

We currently have outstanding $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026, $25.8 million in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 and $345.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2029, which we collectively refer to as the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (each, a “fundamental change”), at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the respective indentures between us and the trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to refinance our convertible notes upon maturity, repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under such indenture.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and liquidity.

The conditional conversion feature of the Convertible Notes, if triggered, will entitle holders to convert the notes at any time during specified periods at their option, as described in the indentures. If one or more holders elect to convert their notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity.

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

Provisions of Delaware law, our certificate of incorporation and our by-laws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our Board of Directors. These provisions include:

●	limitations on the removal of directors;
●	advance notice requirements for stockholder proposals and nominations;
●	the inability of stockholders to act by written consent or to call special meetings;
●	the ability of our Board of Directors to make, alter or repeal our by-laws; and
●	the authority of our Board of Directors to issue preferred stock with such terms as our Board of Directors may determine.

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

Our Stockholder Rights Agreement, dated March 17, 2023 and subsequently amended on May 4, 2023, May 10, 2023, March 18, 2024, March 25, 2024 and April 30, 2024 (as amended, the “Stockholder Rights Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, was adopted by our Board of Directors and ratified by our stockholders in response to stockholder activism concerns. The Stockholder Rights Agreement is intended to protect the Company and its stockholders from efforts by a single stockholder or group of stockholders to obtain control of the Company without paying a control premium through a number of recognized stockholder protections. Generally, the Stockholder Rights Agreement works by causing substantial dilution to any person or group (other than specified exempt persons) that acquires 10% (or 20% in the case of passive stockholders) or more of our shares of common stock without the approval of the Board of Directors (such person or group, an “Acquiring Person”) through the issuance of “Rights” to stockholders of record as of, and subsequent to, the close of business on March 28, 2023, which Rights entitle the registered holders thereof (other than the Acquiring Person) to receive additional shares of our common stock upon exercise of such Rights. As a result, the overall effect of the Stockholder Rights Agreement may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board of Directors even if the offer may be considered beneficial by some stockholders. The Rights will expire at the close of business on March 17, 2025, unless previously redeemed or exchanged by the Company. See Note 19 to our Consolidated Financial Statements for additional information.

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

Our cybersecurity risk management program is designed to be aligned with our business strategy. It shares common methodologies, reporting channels and governance processes that apply to other areas of enterprise risk, including legal, compliance, strategic, operational and financial risk. Key elements of our cybersecurity risk management program include:

●	periodic risk assessments designed to help identify cybersecurity risks to our critical systems, information, products, services and our broader enterprise information technology environment;
●	a security and infrastructure team principally responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	employee training and awareness programs that include periodic and ongoing assessments in an effort to drive adoption and awareness of cybersecurity processes and controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	processes to evaluate cybersecurity risks posed by critical third-party vendors, including through the use of security questionnaires.

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

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program and related operations and processes are directed by our CIO. Currently, the CIO role is held by an individual who has been in the role for over nine years, has over 23 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

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

While we have not, as of the date of this Report, experienced a cybersecurity incident that materially affected or is reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition, there can be no guarantee that we will not experience such an incident in the future. For information regarding cybersecurity risks that may materially affect our Company, see “Item 1A. Risk Factors” included in this Report.

ITEM 2.	PROPERTIES

Our principal executive office is located at 250 West 34th Street, 3rd Floor, New York, New York, pursuant to a license agreement that expires in April 2027, with the option to extend until April 2028. This reduced footprint, as compared to our prior headquarters, better aligns with the number of employees expected to collaborate in person on any given day, in line with our “Work Smart” philosophy described in Business – Human Capital Resources. We believe that this space is sufficient to meet our needs until the expiration of the license agreement.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding (1) a $4.0 million civil money penalty in connection with the SEC ESG Settlement and (2) actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €27.4 million ($28.5 million), including an appealed claim for total damages of €7.8 million ($8.2 million).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “WT.” As of December 31, 2024, there were 28 holders of record of shares of our common stock and we believe there were approximately 45,000 beneficial owners of our common stock.

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

On February 24, 2025, our Board of Directors approved an increase of $129.2 million to our share repurchase program, bringing the total authorization to $150.0 million, and extended the program’s term for three years through April 27, 2028. Prior to this approval, as of December 31, 2024, approximately $33.5 million remained available under the program for future purchases, and no shares were repurchased during the three months ended December 31, 2024.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2024 to October 31, 2024	—	$—	—
November 1, 2024 to November 30, 2024	—	$—	—
December 1, 2024 to December 31, 2024	—	$—	—

Total	—	$—	—	$33,536

In addition, on August 13, 2024, we repurchased all of our then-outstanding Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”), which was convertible into 14,750,000 shares of our common stock, from ETFS Capital Limited, or ETFS Capital, for aggregate cash consideration of approximately $143.8 million. See Note 11 to our Consolidated Financial Statements for additional information.

ITEM 6.	[RESERVED]
39

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are a global financial innovator, offering a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access, transparency and provide an enhanced user experience. Building on our heritage of innovation, we have introduced next-generation digital products and services, including Digital Funds, tokenized assets, and our blockchain-native digital wallet, WisdomTree Prime, which is currently available in 45 U.S. states, covering approximately 80% of the U.S. population. Our institutional platform, WisdomTree Connect, further expands access to our products.

As of December 31, 2024, we managed approximately $109.8 billion in AUM. Our ETPs span a broad range of strategies including equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

Our products are distributed across all major asset management industry channels, including banks, brokerage firms, registered investment advisers, institutional investors, private wealth managers and online brokers, primarily through our dedicated sales team. We believe technology is transforming how financial advisors conduct business, and through our Advisor and Portfolio Solutions programs we offer technology-enabled and research-driven solutions. These include portfolio construction, asset allocation, practice management services and digital tools to help advisors address technology challenges and scale their businesses.

As pioneers in tokenization and blockchain technology, we view this as the next phase in the evolution in financial services. Through our digital assets strategy, we are committed to “responsible DeFi,” aligning with regulatory standards to foster growth in this rapidly evolving space. We believe that expanding into digital assets and blockchain-enabled finance complements not only complements our core competencies, but will diversify our revenue streams and further contribute to our growth.

Executive Summary

Our business continues to build positive momentum as we advance our long-term strategic initiatives. We closed 2024 with AUM of $109.8 billion, a year-over-year increase of 9.6%, a testament to the resilience of our business model and the strength of our product offering. Through disciplined execution and strategic management, we achieved record revenues and continued expanding our operating margins. For the year ended December 31, 2024, our revenues and operating income increased 22.5% and 56.9%, respectively, compared to the prior year, supported by scale efficiencies and effective cost control, delivering 700 basis points of operating margin expansion. This growth, along with recent strategic actions such as the retirement of our gold royalty obligation in 2023 and our repurchase of the Series A Preferred Stock from ETFS Capital in 2024, has meaningfully enhanced earnings per share.

Our models strategy, offered through our Portfolio Solutions program, remains a strong growth driver, with our model portfolios accessible across a number of platforms. This program provides advisors with customized evaluations, a suite of off-the-shelf models, and Shared CIO services, where advisors collaborate with our models investment team to co-manage portfolios for their clients, with options for advisors to delegate trading, rebalancing, and tax optimization tasks leveraging third-party service providers or platforms, providing flexibility and strategic alignment. We continue to expand our reach with new clients and deepen partnerships with platforms such as Merrill Lynch, LPL Financial, UBS, Charles Schwab, Envestnet, Adhesion and others. The number of advisors utilizing at least one of our models surpassed 2,500, reflecting steady progress as we build deeper relationships, improve asset retention and create more stable, higher-quality revenue streams with significant growth potential.

Beyond traditional ETPs, we are diversifying into blockchain and digital assets. Our blockchain-native wallet, WisdomTree Prime, provides direct-to-consumer access to digital assets, including bitcoin, ether, tokenized gold, U.S. dollar tokens and 13 Digital Funds, while also enabling spending functionality through a co-branded debit card. WisdomTree Connect supports institutional clients by offering direct access to our Digital Funds via self-hosted wallet or third-party custodial wallets. Our focus on “responsible DeFi,” ensures our offerings meet regulatory standards while delivering transparency, choice, and inclusivity. This expansion into digital assets complements our core strengths, will diversify our revenue streams and contribute further to our growth.

We remain committed to our long-term growth strategy, anticipating that organic inflows and AUM growth will continue to drive margin expansion and performance. Additionally, we believe our investments in digital assets are positioned to deliver further value for our stockholders over time.

Additional business highlights include the following:

●	We achieved strong product performance with over 80% of our U.S. listed AUM covered by Morningstar in the top quartile of peer performance on the 3-year timeframe and over 65% of our U.S. listed AUM covered by Morningstar in the top two quartiles of peer performance on the 10-year timeframe. In addition, approximately 59% of our U.S. listed AUM is rated 4- or 5-star by Morningstar (less than 5% in 1-and 2-star funds).
●	We launched 14 new European listed ETPs and two new U.S. listed ETPs spanning all our major product categories.
●	We celebrated the 10-year anniversary of WisdomTree in Europe. Since entering the region, we have been delivering differentiated and value-add solutions to European investors through a comprehensive range of ETPs.
●	With respect to our digital assets business: in March 2024, we were granted a charter from the New York State Department of Financial Services to operate as a limited purpose trust company under the New York Banking Law; in September 2024, we launched WisdomTree Connect, a platform that offers businesses and institutional users direct access to our Digital Funds using their own self-hosted wallet or a third-party custodial wallet service; and in October 2024, WisdomTree Prime users became able to select the WisdomTree Government Money Market Digital Fund (WTGXX) as a spending source for their WisdomTree Prime Visa Debit Card.
●	In August 2024, we completed a private offering of $345.0 million in aggregate principal amount of our 3.25% Convertible Senior Notes due 2029 and concurrently repurchased (i) $104.2 million aggregate principal amount of our 5.75% Convertible Senior Notes due 2028, (ii) approximately 5.7 million shares of our common stock in open market transactions and (iii) all 14,750 shares of Series A Preferred Stock (equivalent to 14.75 million shares of our common stock) from ETFS Capital. These transactions were accretive to earnings per share.
●	In the U.S., we were named a “2024 Best Places to Work in Money Management” by Pensions & Investments for the fifth consecutive year and ranked second within the category for managers with 100-499 employees. In the U.K., we were also named Best Workplace for medium-sized companies for the fifth consecutive year and a 2024 Best Workplace for Women by Great Place to Work.
●	We were named “Best Leveraged & Inverse ETF Issuers ($1bn+)” at the ETF Express European ETF Awards and “Best ETF Provider” at the Diaman Quant Awards in Italy. Our European business also won “Best ETF Issuer” at the Online Money Awards, marking the third consecutive year of winning the award.
41

Market Environment

The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years.

Source: FactSet

U.S. Listed ETF Industry Flows

U.S. listed ETF net flows for the year ended December 31, 2024 were $867.9 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar
42

European Listed ETP Industry Flows

European listed ETP net flows were $98.4 billion for the year ended December 31, 2024. Equities and fixed income gathered the majority of those flows.

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

Components of Operating Revenue

Advisory fees

A significant portion of our revenues is comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. As of the date of this Report, our weighted average fee rates by product category are as follows:

Commodity & Currency:	35bps	Leveraged & Inverse:	81bps
International Developed Market Equity:	49bps	Fixed Income:	16bps
U.S. Equity:	30bps	Alternatives:	50bps
Emerging Market Equity:	61bps	Cryptocurrency:	32bps

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

Other revenues

Other revenues include rebates from swap providers to our European listed ETPs, creation/redemption fees earned on our European non-UCITS products and fees from licensing our indexes and index data to third parties.

Components of Operating Expenses

Our operating expenses consist primarily of costs related to selling, operating and marketing our ETPs as well as the infrastructure needed to run our business.

Compensation and benefits

Employee compensation and benefits expenses are expensed when incurred and include salaries, incentive compensation, and related benefit costs. To attract and retain qualified personnel, we must maintain competitive employee compensation and benefit plans and amounts we pay may be affected by inflation. Virtually all of our employees receive incentive compensation which is variable and will fluctuate taking into consideration our operating and financial results, as well as individual performance and discretion.

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

Fund management and administration

Fund management and administration expenses are expensed when incurred and are comprised of the following costs we pay third-party service providers to operate our ETPs and Digital Funds:

●	portfolio management of our ETPs (sub-advisory);
●	fund accounting and administration;
●	custodial and storage services;
●	market making;
●	transfer agency;
●	accounting and tax services;
●	printing and mailing of shareholder materials;
●	index calculation;
●	indicative values;
●	distribution fees;
●	legal and compliance services;
●	exchange listing fees;
●	trustee fees and expenses;
●	preparation of regulatory reports and filings;
●	insurance;
●	certain local income taxes; and
●	other administrative services.

We are not responsible for extraordinary expenses, taxes and certain other expenses related to the funds.

We depend on a number of parties to provide critical administrative, custody and portfolio management services to our ETPs. The fees we pay our sub-advisers generally are the higher of the fixed minimums per fund, which range from $25,000 to $180,000 per year, or the percentage fee, which ranges between 0.01% and 0.20% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.

The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of ETPs we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

●	advertising and product promotion campaigns that are initiated to promote our existing and new ETPs as well as brand awareness;
●	marketing campaigns to attract WisdomTree Prime and WisdomTree Connect users;
44

●	development and maintenance of our website; and
●	creation and preparation of marketing materials.

Our discretionary advertising comprises the largest portion of this expense. In addition, we may incur expenditures in certain periods to attract inflows, the benefit of which may or may not be recognized from increases to our AUM in future periods. However, due to the discretionary nature of some of these costs, they can generally be reduced if there were a decline in the markets.

Sales and business development

Sales and business development expenses are recorded when incurred and include the following:

●	travel and entertainment or conference related expenses for our sales force;
●	market data services for our research team;
●	sales related software tools;
●	voluntary payment of certain costs associated with the creation or redemption of ETP shares, as we may elect from time to time; and
●	legal and other advisory fees associated with the development of new funds or business initiatives.

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

Revaluation/termination of deferred consideration–gold payments

Deferred consideration arose in connection with our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital Limited, or the ETFS Acquisition, and was remeasured each reporting period using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. This obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income, which is recognized on an accrual basis, arises from investing our corporate cash into interest-bearing financial instruments.

Other gains/(losses), net

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

Expense Guidance for the Year Ending December 31, 2025

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2025 is currently estimated to range from 28% to 30% and takes into consideration planned hires as well as year-end compensation adjustments and the annualization of hires made during 2024. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenue and operating income growth, margin expansion and our stock price performance in relation to our peers. A range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2025 to range from $68.0 million to $72.0 million.

Not included in the guidance above are any potential non-recurring expenses we may incur in response to a potential proxy contest. Such expenses could be material to our results of operations for the year ending December 31, 2025.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. For the year ending December 31, 2025, we currently estimate that our gross margin percentage will be 81.0% to 82.0% taking into consideration current AUM and revenue levels, changes in service providers and anticipated fund launches. If AUM increases, we would anticipate further gross margin expansion.

Third-Party Distribution Expense

We currently estimate third-party distribution expense to be approximately $11.0 million to $12.0 million for the year ending December 31, 2025, which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2025 to be $22.0 million, which is inclusive of approximately $2.0 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council, in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2025 to be $7.0 million, based upon the magnitude of our forecasted interest earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% to 25.0% for the year ending December 31, 2025, taking into consideration the current distribution of profits among our U.S. and European businesses.

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 149.0 million and 150.0 million during the year ending December 31, 2025. This guidance does not take into consideration any variability in shares associated with our Convertible Notes. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028, $11.04 per share for the 3.25% Convertible Senior Notes due 2026 and $11.82 per share for the 3.25% Convertible Senior Notes due 2029.

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

Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our ETPs. Changes in product mix have led to a decline in our average advisory fee, which for the years ended December 31, 2022, 2023 and 2024 were 0.38%, 0.36% and 0.36%, respectively.

The chart below sets forth the asset mix of our ETPs at December 31, 2022, 2023 and 2024:

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2024	2023	2022
GLOBAL ETPs (in millions)
Beginning of period assets	$100,124	$81,993	$77,479
(Outflows)/Inflows	(348)	10,397	12,180
Market appreciation/(depreciation)	10,003	7,734	(7,666)
End of period assets	$109,779	$100,124	$81,993
Average assets during the period	$108,417	$92,867	$76,969
Average advisory fee during the period	0.36%	0.36%	0.38%
Number of ETPs—end of the period	353	337	339

US LISTED ETFs (in millions)
Beginning of period assets	$72,486	$55,973	$48,210
Inflows	1,399	10,795	14,572
Market appreciation/(depreciation)	5,210	5,718	(6,809)
End of period assets	$79,095	$72,486	$55,973
Average assets during the period	$78,588	$64,988	$49,723
Number of ETPs—end of the period	78	76	79

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$27,638	$26,020	$29,269
Outflows	(1,747)	(398)	(2,392)
Market appreciation/(depreciation)	4,793	2,016	(857)
End of period assets	$30,684	$27,638	$26,020
Average assets during the period	$29,829	$27,879	$27,246
Number of ETPs—end of the period	275	261	260

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$29,156	$24,112	$23,860
Inflows	2,184	1,616	3,345
Market appreciation/(depreciation)	4,074	3,428	(3,093)
End of period assets	$35,414	$29,156	$24,112
Average assets during the period	$32,596	$25,721	$22,881

Commodity & Currency
Beginning of period assets	$21,336	$22,097	$24,599
Outflows	(3,140)	(1,774)	(2,911)
Market appreciation	3,710	1,013	409
End of period assets	$21,906	$21,336	$22,097
Average assets during the period	$22,070	$22,843	$23,406

Fixed Income
Beginning of period assets	$21,197	$15,273	$4,356
(Outflows)/inflows	(1,062)	5,939	11,299
Market depreciation	(92)	(15)	(382)
End of period assets	$20,043	$21,197	$15,273
Average assets during the period	$20,973	$19,804	$9,039

	Year Ended December 31,
	2024	2023	2022

International Developed Market Equity
Beginning of period assets	$15,103	$10,195	$11,894
Inflows	1,522	2,852	101
Market appreciation/(depreciation)	977	2,056	(1,800)
End of period assets	$17,602	$15,103	$10,195
Average assets during the period	$17,963	$12,824	$10,568

Emerging Market Equity
Beginning of period assets	$10,726	$8,116	$10,375
(Outflows)/inflows	(654)	1,678	27
Market appreciation/(depreciation)	396	932	(2,286)
End of period assets	$10,468	$10,726	$8,116
Average assets during the period	$11,460	$9,287	$8,843

Leveraged & Inverse
Beginning of period assets	$1,815	$1,754	$1,777
(Outflows)/inflows	(66)	(5)	192
Market appreciation/(depreciation)	175	66	(215)
End of period assets	$1,924	$1,815	$1,754
Average assets during the period	$1,923	$1,813	$1,704

Cryptocurrency
Beginning of period assets	$414	$136	$357
Inflows	749	50	36
Market appreciation/(depreciation)	749	228	(257)
End of period assets	$1,912	$414	$136
Average assets during the period	$997	$247	$230

Alternatives
Beginning of period assets	$377	$310	$261
Inflows	119	41	91
Market appreciation/(depreciation)	14	26	(42)
End of period assets	$510	$377	$310
Average assets during the period	$435	$328	$298

Headcount	313	303	273

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Selected Operating and Financial Information

	Year Ended December 31,
	2024	2023	Change	Percent Change
AUM (in millions)
Average AUM	$108,417	$92,867	$15,550	16.7%
Operating Revenues (in thousands)
Advisory fees	$395,362	$333,227	$62,135	18.6%
Other revenues	32,375	15,808	16,567	104.8%
Total revenues	$427,737	$349,035	$78,702	22.5%

Operating Revenues

Advisory fees

Advisory fee revenues increased 18.6% from $333.2 million during the year ended December 31, 2023 to $395.4 million during the year ended December 31, 2024 due to higher average AUM. Our average advisory fee remained 0.36%, unchanged from the year ended December 31, 2023.

Other revenues

Other revenues increased 104.8% from $15.8 million during the year ended December 31, 2023 to $32.4 million during the year ended December 31, 2024 due to higher other revenues attributable to our European listed ETPs and $4.3 million of other revenues related to legal and other related expenses incurred in connection with the SEC ESG Settlement that are expected to be covered by insurance.

Operating Expenses

	Year Ended December 31,			Percent
(in thousands)	2024	2023	Change	Change
Compensation and benefits	$121,281	$109,532	$11,749	10.7%
Fund management and administration	83,963	71,348	12,615	17.7%
Marketing and advertising	20,532	17,256	3,276	19.0%
Sales and business development	14,817	13,584	1,233	9.1%
Contractual gold payments	—	6,069	(6,069)	n/a
Professional fees	21,098	18,969	2,129	11.2%
Occupancy, communications and equipment	5,344	4,684	660	14.1%
Depreciation and amortization	1,752	872	880	100.9%
Third-party distribution fees	11,138	9,377	1,761	18.8%
Other	10,519	9,852	667	6.8%
Total operating expenses	$290,444	$261,543	$28,901	11.1%

	Year Ended December 31,
As a Percent of Revenues:	2024	2023
Compensation and benefits	28.4%	31.6%
Fund management and administration	19.6%	20.4%
Marketing and advertising	4.8%	4.9%
Sales and business development	3.5%	3.9%
Contractual gold payments	—	1.7%
Professional fees	4.9%	5.4%
Occupancy, communications and equipment	1.2%	1.3%
Depreciation and amortization	0.4%	0.2%
Third-party distribution fees	2.6%	2.7%
Other	2.5%	2.8%
Total operating expenses	67.9%	74.9%

Compensation and benefits

Compensation and benefits expense increased 10.7% from $109.5 million during the year ended December 31, 2023 to $121.3 million during the year ended December 31, 2024 due to higher stock-based compensation, incentive compensation and headcount. Headcount was 303 and 313 at December 31, 2023 and 2024, respectively.

Fund management and administration

Fund management and administration expense increased 17.7% from $71.3 million during the year ended December 31, 2023 to $84.0 million during the year ended December 31, 2024 primarily due to higher average AUM. We had 76 U.S. listed ETFs and 261 European listed ETPs at December 31, 2023 compared to 78 U.S. listed ETFs and 275 European listed ETPs at December 31, 2024.

Marketing and advertising

Marketing and advertising expense increased 19.0% from $17.3 million during the year ended December 31, 2023 to $20.5 million during the year ended December 31, 2024 primarily resulting from higher spending related to our U.S. listed and digital products.

Sales and business development

Sales and business development expense increased 9.1% from $13.6 million during the year ended December 31, 2023 to $14.8 million during the year ended December 31, 2024 primarily resulting from increases in travel and events spending.

Contractual gold payments

There was no contractual gold payments expense recognized during the year ended December 31, 2024 due to the termination of our deferred consideration—gold payments obligation on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

Professional fees

Professional fees increased 11.2% from $19.0 million during the year ended December 31, 2023 to $21.1 million during the year ended December 31, 2024 due to $4.3 million of legal and other related expenses expected to be covered by insurance that were incurred in connection with the SEC ESG Settlement, partly offset by lower expenses incurred in response to an activist campaign.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 14.1% from $4.7 million during the year ended December 31, 2023 to $5.3 million during the year ended December 31, 2024 due to the increased cost of renewed office leases.

Depreciation and amortization

Depreciation and amortization expense increased 100.9% from $0.9 million during the year ended December 31, 2023 to $1.8 million during the year ended December 31, 2024 due to higher amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 18.8% from $9.4 million during the year ended December 31, 2023 to $11.1 million during the year ended December 31, 2024 primarily due to growth in AUM across our various platforms, as well as new platform relationships that expanded our distribution reach.

Other

Other expenses increased 6.8% from $9.9 million during the year ended December 31, 2023 to $10.5 million during the year ended December 31, 2024 primarily due to higher insurance and travel-related expenses.

Other Income/(Expenses)

	Year Ended December 31,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(18,911)	$(15,242)	$(3,669)	24.1%
Gain on revaluation/termination of deferred consideration—gold payments	—	61,953	(61,953)	n/a
Interest income	6,778	4,099	2,679	65.4%
Impairments	—	(7,942)	7,942	n/a
Loss on extinguishment of convertible notes	(30,632)	(9,721)	(20,911)	215.1%
Other gains/(losses), net	874	(1,631)	2,505	(153.6%)
Total other income/(expenses), net	$(41,891)	$31,516	$(73,407)	(232.9%)

	Year Ended December 31,
As a Percent of Revenues:	2024		2023
Interest expense	(4.4%	)	(4.4%	)
Gain on revaluation/termination of deferred consideration—gold payments	—		17.8%
Interest income	1.6%		1.2%
Impairments	—		(2.3%	)
Loss on extinguishment of convertible notes	(7.2%	)	(2.8%	)
Other gains/(losses), net	0.2%		(0.5%	)
Total other income/(expenses), net	(9.8%	)	9.0%

Interest expense

Interest expense increased 24.1% from $15.2 million during the year ended December 31, 2023 to $18.9 million during the year ended December 31, 2024 due to a higher level of debt outstanding, partly offset by a lower average interest rate.

Our effective interest rate on our outstanding Convertible Notes during the years ended December 31, 2023 and 2024 was 4.9% and 4.5%, respectively.

Gain on revaluation/termination of deferred consideration

No gains or losses on revaluation/termination of deferred consideration—gold payments were recognized during the year ended December 31, 2024, as this obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

Interest income

Interest income increased 65.4% from $4.1 million during the year ended December 31, 2023 to $6.8 million during the year ended December 31, 2024 due to a higher level of interest-bearing assets.

Impairments

No impairments were recognized during the year ended December 31, 2024, while during the year ended December 31, 2023, we recognized a non-cash impairment charge of $7.9 million primarily related to our investment in Securrency, Inc. upon the sale of Securrency, Inc. to an unrelated third party. (See Notes 7 and 26 to our Consolidated Financial Statements).

Other losses, net

Other gains/(losses), net were ($1.6) million and $0.9 million during the years ended December 31, 2023 and 2024, respectively. The current year includes a $4.0 million civil money penalty in connection with the SEC ESG Settlement. Also included are net gains of $4.9 million and net losses of $1.1 million on our financial instruments owned and our investments, respectively. Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for 2024 was 30.1%, resulting in an income tax expense of $28.7 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of convertible notes, a non-deductible civil money penalty of $4.0 million in connection with the SEC ESG Settlement and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate for 2023 was 13.8%, resulting in income tax expense of $16.5 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to a non-taxable gain on revaluation/termination of deferred consideration, a reduction in unrecognized tax benefits associated with the release of a tax-related indemnification asset and a lower tax rate on foreign earnings. These items were partly offset by a non-deductible loss on extinguishment of our 4.25% Convertible Senior Notes due 2023 during the first quarter of 2023, an increase in the deferred tax asset valuation allowance on losses recognized on our investments and non-deductible executive compensation.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Selected Operating and Financial Information

	Year Ended December 31,			Percent
	2023	2022	Change	Change
AUM (in millions)
Average AUM	$92,867	$76,969	$15,898	20.7%
Operating Revenues (in thousands)
Advisory fees	$333,227	$293,632	$39,595	13.5%
Other revenues	15,808	7,713	8,095	105.0%
Total revenues	$349,035	$301,345	$47,690	15.8%

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

Other revenues

Other revenues increased 105.0% from $7.7 million during the year ended December 31, 2022 to $15.8 million during the year ended December 31, 2023 primarily due to higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Year Ended December 31,			Percent
(in thousands)	2023	2022	Change	Change
Compensation and benefits	$109,532	$97,897	$11,635	11.9%
Fund management and administration	71,348	64,761	6,587	10.2%
Marketing and advertising	17,256	15,302	1,954	12.8%
Sales and business development	13,584	11,871	1,713	14.4%
Contractual gold payments	6,069	17,108	(11,039)	(64.5% )
Professional fees	18,969	13,800	5,169	37.5%
Occupancy, communications and equipment	4,684	3,898	786	20.2%
Depreciation and amortization	872	262	610	232.8%
Third-party distribution fees	9,377	7,656	1,721	22.5%
Other	9,852	8,705	1,147	13.2%
Total operating expenses	$261,543	$241,260	$20,283	8.4%

	Year Ended December 31,
As a Percent of Revenues:	2023	2022
Compensation and benefits	31.6%	32.5%
Fund management and administration	20.4%	21.5%
Marketing and advertising	4.9%	5.1%
Sales and business development	3.9%	3.9%
Contractual gold payments	1.7%	5.7%
Professional fees	5.4%	4.6%
Occupancy, communications and equipment	1.3%	1.3%
Depreciation and amortization	0.2%	0.1%
Third-party distribution fees	2.7%	2.5%
Other	2.8%	2.9%
Total operating expenses	74.9%	80.1%

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

Other Income/(Expenses)

	Year Ended December 31,			Percent
(in thousands)	2023	2022	Change	Change
Interest expense	$(15,242)	$(14,935)	$(307)	2.1%
Gain on revaluation/termination of deferred consideration—gold payments	61,953	27,765	34,188	123.1%
Interest income	4,099	3,320	779	23.5%
Impairments	(7,942)	—	(7,942)	n/a
Loss on extinguishment of convertible notes	(9,721)	—	(9,721)	n/a
Other losses, net	(1,631)	(36,285)	34,654	95.5%
Total other income/(expenses), net	$31,516	$(20,135)	$51,651	256.5%

	Year Ended December 31,
As a Percent of Revenues:	2023	2022
Interest expense	(4.4%)	(5.0%)
Gain on revaluation/termination of deferred consideration—gold payments	17.8%	9.2%
Interest income	1.2%	1.1%
Impairments	(2.3%)	—
Loss on extinguishment of convertible notes	(2.8%)	—
Other losses, net	(0.5%)	(12.0%)
Total other income/(expenses), net	9.0%	(6.7%)

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2024 and 2023. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/24	Q3/24	Q2/24	Q1/24	Q4/23	Q3/23	Q2/23	Q1/23
Operating Revenues:
Advisory fees	$102,264	$101,659	$98,938	$92,501	$86,988	$86,598	$82,004	$77,637
Other revenues	8,433	11,509	8,096	4,337	3,856	3,825	3,720	4,407
Total revenues	110,697	113,168	107,034	96,838	90,844	90,423	85,724	82,044
Operating Expenses:
Compensation and benefits	30,032	29,405	30,790	31,054	27,860	27,955	26,319	27,398
Fund management and administration	22,858	21,004	20,139	19,962	18,445	18,023	17,727	17,153
Marketing and advertising	6,117	4,897	5,110	4,408	4,951	3,833	4,465	4,007
Sales and business development	4,101	3,465	3,640	3,611	3,881	3,383	3,326	2,994
Contractual gold payments	—	—	—	—	—	—	1,583	4,486
Professional fees	4,559	6,315	6,594	3,630	3,201	3,719	8,334	3,715
Occupancy, communications and equipment	1,423	1,397	1,314	1,210	1,208	1,203	1,172	1,101
Depreciation and amortization	504	447	418	383	335	307	121	109
Third-party distribution fees	3,161	2,983	2,687	2,307	2,549	2,694	1,881	2,253
Other	2,902	2,463	2,831	2,323	2,379	2,601	2,615	2,257
Total operating expenses	75,657	72,376	73,523	68,888	64,809	63,718	67,543	65,473
Operating income	35,040	40,792	33,511	27,950	26,035	26,705	18,181	16,571
Other Income/(Expenses):
Interest expense	(5,616)	(5,027)	(4,140)	(4,128)	(3,758)	(3,461)	(4,021)	(4,002)
Gain on revaluation/termination of deferred consideration	—	—	—	—	—	—	41,361	20,592
Interest income	2,147	1,795	1,438	1,398	1,225	791	1,000	1,083
Impairments	—	—	—	—	(339)	(2,703)	—	(4,900)
Loss on extinguishment of convertible notes	—	(30,632)	—	—	—	—	—	(9,721)
Other gains and losses, net	2,627	(3,062)	(1,283)	2,592	1,602	(2,512)	1,286	(2,007)
Income before income taxes	34,198	3,866	29,526	27,812	24,765	18,820	57,807	17,616
Income tax expense	6,890	8,351	7,767	5,701	5,688	5,836	3,555	1,383
Net income/(loss)	$27,308	$(4,485)	$21,759	$22,111	$19,077	$12,984	$54,252	$16,233
Earnings/(loss) per share—basic	$0.19	$(0.13)	$0.13	$0.14	$0.16	$0.07	$0.32	$0.10
Earnings/(loss) per share—diluted	$0.18	$(0.13)	$0.13	$0.13	$0.16	$0.07	$0.32	$0.10
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/24	Q3/24	Q2/24	Q1/24	Q4/23	Q3/23	Q2/23	Q1/23
Percent of Total Revenues
Operating Revenues
Advisory fees	92.4%	89.8%	92.4%	95.5%	95.8%	95.8%	95.7%	94.6%
Other revenues	7.6%	10.2%	7.6%	4.5%	4.2%	4.2%	4.3%	5.4%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Compensation and benefits	27.1%	26.0%	28.8%	32.1%	30.6%	31.0%	30.7%	33.5%
Fund management and administration	20.6%	18.6%	18.8%	20.6%	20.3%	20.0%	20.7%	20.9%
Marketing and advertising	5.5%	4.3%	4.8%	4.6%	5.5%	4.2%	5.2%	4.9%
Sales and business development	3.7%	3.1%	3.4%	3.7%	4.3%	3.7%	3.9%	3.6%
Contractual gold payments	—	—	—	—	—	n/a	1.8%	5.5%
Professional fees	4.1%	5.6%	6.2%	3.7%	3.5%	4.1%	9.7%	4.5%
Occupancy, communications and equipment	1.3%	1.2%	1.2%	1.2%	1.3%	1.3%	1.4%	1.3%
Depreciation and amortization	0.5%	0.4%	0.4%	0.4%	0.4%	0.3%	0.1%	0.1%
Third-party distribution fees	2.9%	2.6%	2.5%	2.4%	2.8%	3.0%	2.2%	2.7%
Other	2.6%	2.2%	2.6%	2.4%	2.6%	2.9%	3.1%	2.8%
Total operating expenses	68.3%	64.0%	68.7%	71.1%	71.3%	70.5%	78.8%	79.8%
Operating income	31.7%	36.0%	31.3%	28.9%	28.7%	29.5%	21.2%	20.2%
Other Income/(Expenses)
Interest expense	(5.1%)	(4.4%)	(3.8%)	(4.2%)	(4.1%)	(3.8%)	(4.7%)	(4.9%)
Gain on revaluation/termination of deferred consideration	—	—	—	—	—	—	48.2%	25.1%
Interest income	1.9%	1.6%	1.3%	1.4%	1.3%	0.9%	1.2%	1.3%
Impairments	—	—	—	—	(0.4%)	(3.0%)	—	(6.0%)
Loss on extinguishment of convertible notes	—	(27.1%)	—	—	—	—	—	(11.8%)
Other gains and losses, net	2.4%	(2.7%)	(1.2%)	2.7%	1.8%	(2.8%)	1.5%	(2.4%)
Income before income taxes	30.9%	3.4%	27.6%	28.7%	27.3%	20.9%	67.4%	21.5%
Income tax expense	6.2%	7.4%	7.3%	5.9%	6.3%	6.5%	4.1%	1.7%
Net income/(loss)	24.7%	(4.0%)	20.3%	22.8%	21.0%	14.4%	63.3%	19.8%

	Q4/24	Q3/24	Q2/24	Q1/24	Q4/23	Q3/23	Q2/23	Q1/23
Operating Statistics
GLOBAL ETPs (in millions)
Beginning of period assets	$112,577	$109,686	$107,230	$100,124	$93,735	$93,666	$90,740	$81,993
(Outflows)/inflows	(281)	(2,395)	340	1,988	(255)	1,983	2,328	6,341
Market (depreciation)/appreciation	(2,517)	5,286	2,116	5,118	6,644	(1,914)	598	2,406
End of period assets	$109,779	$112,577	$109,686	$107,230	$100,124	$93,735	$93,666	$90,740
Average assets during the period	$112,349	$110,369	$108,479	$102,461	$96,641	$95,743	$91,578	$87,508
Average advisory fee during the period	0.36%	0.37%	0.37%	0.36%	0.36%	0.36%	0.36%	0.36%
Number of ETPs—end of the period	353	352	350	338	337	344	344	341

U.S. LISTED ETFs (in millions)
Beginning of period assets	$81,267	$79,722	$78,087	$72,486	$68,018	$65,903	$61,283	$55,973
(Outflows)/inflows	(40)	(1,650)	1,106	1,983	(67)	3,601	3,249	4,012
Market (depreciation)/appreciation	(2,132)	3,195	529	3,618	4,535	(1,486)	1,371	1,298
End of period assets	$79,095	$81,267	$79,722	$78,087	$72,486	$68,018	$65,903	$61,283
Average assets during the period	$80,661	$80,335	$78,523	$74,831	$69,801	$68,008	$62,712	$59,430
Number of ETFs—end of the period	78	78	78	77	76	80	80	80

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$31,310	$29,964	$29,143	$27,638	$25,717	$27,763	$29,457	$26,020
(Outflows)/inflows	(241)	(745)	(766)	5	(188)	(1,618)	(921)	2,329
Market (depreciation)/appreciation	(385)	2,091	1,587	1,500	2,109	(428)	(773)	1,108
End of period assets	$30,684	$31,310	$29,964	$29,143	$27,638	$25,717	$27,763	$29,457
Average assets during the period	$31,688	$30,034	$29,956	$27,630	$26,840	$27,735	$28,866	$28,078
Number of ETPs—end of the period	275	274	272	261	261	264	264	261

PRODUCT CATEGORIES

U.S. Equity
Beginning of period assets	$34,643	$31,834	$31,670	$29,156	$25,643	$26,001	$24,534	$24,112
Inflows/(outflows)	1,099	328	221	536	487	864	414	(149)
Market (depreciation)/appreciation	(328)	2,481	(57)	1,978	3,026	(1,222)	1,053	571
End of period assets	$35,414	$34,643	$31,834	$31,670	$29,156	$25,643	$26,001	$24,534
Average assets during the period	$35,714	$33,175	$31,339	$30,154	$26,928	$26,501	$24,732	$24,725

Commodity & Currency
Beginning of period assets	$23,034	$21,987	$21,944	$21,336	$20,466	$22,384	$24,924	$22,097
(Outflows)/inflows	(440)	(741)	(1,499)	(460)	(449)	(1,815)	(1,513)	2,003
Market (depreciation)/appreciation	(688)	1,788	1,542	1,068	1,319	(103)	(1,027)	824
End of period assets	$21,906	$23,034	$21,987	$21,944	$21,336	$20,466	$22,384	$24,924
Average assets during the period	$22,989	$22,016	$22,437	$20,837	$21,254	$22,278	$24,033	$23,807

Fixed Income
Beginning of period assets	$20,767	$21,430	$21,218	$21,197	$21,797	$20,215	$18,708	$15,273
(Outflows)/inflows	(387)	(897)	236	(14)	(715)	1,670	1,471	3,513
Market (depreciation)/appreciation	(337)	234	(24)	35	115	(88)	36	(78)
End of period assets	$20,043	$20,767	$21,430	$21,218	$21,197	$21,797	$20,215	$18,708
Average assets during the period	$20,398	$21,135	$21,277	$21,082	$21,889	$20,965	$19,185	$17,176

International Developed Market Equity
Beginning of period assets	$18,075	$19,385	$18,103	$15,103	$13,902	$13,423	$11,433	$10,195
Inflows/(outflows)	63	(1,391)	1,253	1,597	9	799	1,594	450
Market (depreciation)/appreciation	(536)	81	29	1,403	1,192	(320)	396	788
End of period assets	$17,602	$18,075	$19,385	$18,103	$15,103	$13,902	$13,423	$11,433
Average assets during the period	$17,716	$18,636	$18,809	$16,691	$14,267	$13,873	$12,276	$10,879

	Q4/24	Q3/24	Q2/24	Q1/24	Q4/23	Q3/23	Q2/23	Q1/23
Emerging Market Equity
Beginning of period assets	$12,452	$11,875	$11,189	$10,726	$9,569	$9,191	$8,811	$8,116
(Outflows)/inflows	(908)	(20)	57	217	412	451	329	486
Market (depreciation)/appreciation	(1,076)	597	629	246	745	(73)	51	209
End of period assets	$10,468	$12,452	$11,875	$11,189	$10,726	$9,569	$9,191	$8,811
Average assets during the period	$11,407	$12,083	$11,448	$10,900	$9,833	$9,652	$8,998	$8,666

Leveraged & Inverse
Beginning of period assets	$2,082	$1,922	$1,828	$1,815	$1,781	$1,864	$1,785	$1,754
(Outflows)/inflows	(69)	71	(18)	(50)	(59)	(1)	12	43
Market (depreciation)/appreciation	(89)	89	112	63	93	(82)	67	(12)
End of period assets	$1,924	$2,082	$1,922	$1,828	$1,815	$1,781	$1,864	$1,785
Average assets during the period	$2,032	$1,962	$1,905	$1,792	$1,803	$1,894	$1,798	$1,757

Cryptocurrency
Beginning of period assets	$1,054	$838	$874	$414	$243	$248	$239	$136
Inflows/(outflows)	315	201	75	158	28	10	(1)	13
Market appreciation/(depreciation)	543	15	(111)	302	143	(15)	10	90
End of period assets	$1,912	$1,054	$838	$874	$414	$243	$248	$239
Average assets during the period	$1,599	$917	$856	$614	$325	$238	$236	$190

Alternatives
Beginning of period assets	$470	$415	$404	$377	$334	$340	$306	$310
Inflows/(outflows)	46	54	15	4	32	5	22	(18)
Market (depreciation)/appreciation	(6)	1	(4)	23	11	(11)	12	14
End of period assets	$510	$470	$415	$404	$377	$334	$340	$306
Average assets during the period	$494	$445	$408	$391	$342	$342	$320	$308

Headcount	313	314	304	300	303	299	291	279

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

Adjusted Net Income and Diluted Earnings per Share.

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Unrealized gains or losses on revaluation/termination of deferred consideration—gold payments: Deferred consideration—gold payments was an obligation we assumed in connection with the ETFS Acquisition that was carried at fair value. This item represented the present value of an obligation to pay fixed ounces of gold into perpetuity and is measured using forward-looking gold prices. Changes in the forward-looking price of gold and changes in the discount rate used to compute the present value of the annual payment obligations have had a material impact on the carrying value of the deferred consideration and our reported financial results. We exclude this item when calculating our non-GAAP financial measurements as it was not core to our operating business. The item was not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary of ours that is based in Jersey, a jurisdiction where we are subject to a zero percent tax rate. During the second quarter of 2023, we terminated this obligation for aggregate consideration totaling approximately $137.0 million.
●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.

●	Tax windfalls and shortfalls upon vesting and stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting as well as the difference between the price of our stock on the date the award was granted and the date the award vested. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
●	Other items: Losses on extinguishment of convertible notes, a civil money penalty in connection with the SEC ESG Settlement, gains and losses recognized on our investments, changes in deferred tax asset valuation allowance, expenses incurred in response to an activist campaign, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and litigation expenses associated with certain provisions of our Stockholder Rights Agreement, dated as of March 17, 2023, as amended, are excluded when calculating our non-GAAP financial measurements.

	Years Ended December 31,
Adjusted Net Income and Diluted Earnings per Share:	2024	2023	2022
Net income, as reported	$66,693	$102,546	$50,684
Add back: Loss on extinguishment of convertible notes, net of income taxes	29,410	9,623	—
Add back: Civil money penalty in connection with SEC ESG Settlement	4,000	—	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	3,760	4,452	3,376
(Deduct)/add back: (Gains)/Losses on financial instruments owned, at fair value, net of income taxes	(3,671)	392	12,505
Add back: Imputed interest on payable to GBH, net of income taxes	1,996	224	—
(Deduct)/add back: (Decrease)/increase in deferred tax valuation allowance on financial instruments owned and investments	(903)	2,113	4,729
Add back: Unrealized loss recognized on our investments, net of income taxes	858	607	290
Deduct: Tax windfalls upon vesting and exercise of stock-based compensation awards	(764)	(176)	(541)
Deduct: Gain on revaluation/termination of deferred consideration	—	(61,953)	(27,765)
Add back: Impairments, net of income taxes	—	6,013	—
Deduct: Gain recognized from the sale of Canadian ETF business, including remeasurement of contingent consideration	—	(1,477)	—
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	—	367	—
Deduct: Decrease in deferred tax valuation allowance on net operating losses of a European subsidiary	—	—	(1,609)
Adjusted net income	$101,379	$62,731	$41,669
Deduct: Income distributed to participating securities	(1,406)	(2,770)	(2,186)
Deduct: Undistributed income allocable to participating securities	(5,069)	(5,868)	(2,509)
Adjusted net income available to common stockholders	$94,904	$54,093	$36,974
Weighted average diluted shares, excluding participating securities (See Note 21 to our Consolidated Financial Statements)	149,253	147,827	143,295
Adjusted earnings per share—diluted	$0.64	$0.37	$0.26

During the years ended December 31, 2024 and 2023, we recognized a loss of $13.2 million (which includes an excise tax of $1.8 million) and a gain of $8.0 million, respectively, related to the repurchase of the Series A Preferred Stock and the Series C Preferred Stock. These items are excluded from net income, but are required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share under U.S. GAAP.

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2024	December 31, 2023
Balance Sheet Data (in thousands):
Cash and cash equivalents	$181,191	$129,305
Financial instruments owned, at fair value	85,439	58,722
Accounts receivable	44,866	35,473
Securities held-to-maturity	206	230
Total: Liquid assets	311,702	223,730
Less: Total current liabilities	(109,197)	(103,216)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(20,866)	(18,308)
Less: Regulatory capital requirements	(39,423)	(29,156)
Total: Available liquidity	$142,216	$73,050

	Year Ended December 31,
	2024	2023	2022
Cash Flow Data (in thousands):
Operating cash flows	$113,461	$85,600	$55,087
Investing cash flows	(23,875)	82,049	(37,657)
Financing cash flows	(36,000)	(171,636)	(22,780)
Foreign exchange rate effect	(1,700)	1,191	(3,258)
Increase/(decrease) in cash and cash equivalents	$51,886	$(2,796)	$(8,608)

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

Cash and cash equivalents increased $51.9 million during the year ended December 31, 2024 due to $345.0 million of proceeds from the issuance of the 3.25% Convertible Senior Notes due 2029, $113.5 million of net cash provided by operating activities and $48.1 million of proceeds from the sale of financial instruments owned, at fair value. These increases were partially offset by $143.8 million used to repurchase the Series A Preferred Stock, $132.7 million to repurchase a portion of our 5.75% Convertible Senior Notes due 2028, $69.4 million used to purchase financial instruments owned, at fair value, $62.9 million used to repurchase our common stock, $19.0 million used to pay dividends, $14.8 million paid to GBH, $7.7 million used to pay convertible notes issuance costs, $2.3 million used to pay for software development and $2.1 million used in other activities.

Cash and cash equivalents decreased $2.8 million during the year ended December 31, 2023 due to $184.3 million used to repurchase and settle our 4.25% Convertible Senior Notes due 2023, $57.4 million used to purchase financial instruments owned, at fair value, $50.0 million used to terminate our deferred consideration—gold payments obligation, $40.0 million used to repurchase our Series C Preferred Stock, $20.1 million used to pay dividends on our common stock, $11.2 million used to purchase investments, $3.6 million used to repurchase our common stock, $3.5 million used to pay issuance costs in respect of our 5.75% Convertible Senior Notes due 2028, $2.1 million used for software development and $1.2 million used in other activities. These decreases were partly offset by $130.0 million of proceeds from the issuance of the 5.75% Convertible Senior Notes due 2028, $123.6 million of proceeds from the sale of financial instruments owned, at fair value, $85.6 million of net cash provided by operating activities, $28.8 million of proceeds from the exit from our investment in Securrency, Inc. in connection with the sale of Securrency, Inc. to an unaffiliated third party, $1.5 million from receipt of contingent consideration related to the sale of our Canadian ETF business, and $1.1 million from other activities.

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

Convertible Notes

We have the following convertible notes outstanding as of December 31, 2024:

●	$150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25.8 million in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
●	$345.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between us and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2029 Notes, we repurchased $104.2 million in aggregate principal amount of 2028 Notes. As a result of this repurchase, we recognized a loss on extinguishment of approximately $30.6 million during the year ended December 31, 2024.

As of December 31, 2024, we had an aggregate principal amount of $520.8 million outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes
Principal outstanding	$150.0	$25.8	$345.0
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029
Interest rate	3.25%	5.75%	3.25%
Initial conversion price	$11.04	$9.54	$11.82
Initial conversion rate	90.5797	104.8658	84.5934
Redemption price	$14.35	$12.40	$15.37
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029 and May 15, 2028 for the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 for the 2026 Notes, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029 and May 15, 2028 in respect of the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 in respect of the 2026 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of common stock.
●	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2026 and August 20, 2025 in respect of the 2029 Notes and the 2028 Notes, respectively, and June 20, 2023 in respect of the 2026 Notes and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.

●	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 61,826,817 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2024 was approximately $39.4 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2025, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the year ended December 31, 2024, we repurchased 6,800,301 shares of our common stock under the repurchase program for an aggregate cost of $62.9 million. Currently, $150.0 million remains under this program for future purchases. In addition, on August 13, 2024, we repurchased all of our then-outstanding Series A Preferred Stock, which was convertible into 14,750,000 shares of our common stock, from ETFS Capital for aggregate cash consideration of approximately $143.8 million. See Note 11 to our Consolidated Financial Statements for additional information.

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

The Convertible Notes require cash settlement of up to the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We may settle and/or refinance these obligations when due

See the section titled “Issuance of Convertible Notes” above for additional information.

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

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $54.8 million to date, with the remainder of the purchase price payable in equal, interest-free installments on the second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $1.0 million at December 31, 2024. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our most recent analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates of 3.0% and a weighted average cost of capital of 10.3%.

Investments

We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within Accounting Standards Codification Topic 321, Investments – Equity Securities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 7 to our Consolidated Financial Statements for information.

Investments in debt instruments are accounted for at fair value, with changes in fair value reported in other income/(expenses).

Revenue Recognition

We earn a significant portion of our revenues in the form of advisory fees from our ETPs and recognize this revenue over time, as the performance obligation is satisfied. Advisory fees are based on a percentage of the ETPs’ average daily net assets. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which we have a right to invoice.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $109.2 million and $134.0 million as of December 31, 2023 and 2024, respectively. During the years ended December 31, 2023 and 2024, we recognized losses on these financial instruments of $0.5 million and $4.9 million, respectively, and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2026 Notes and the 2029 Notes and 5.75% for the 2028 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2025 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

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

We have adopted an insider trading policy that governs the purchase, sale and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to our Company trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

The information required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in our definitive proxy statement or in an amendment to this Form 10-K and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be contained in our definitive proxy statement or in an amendment to this Form 10-K and is incorporated herein by reference (excluding the information required by Item 402(v) of Regulation S-K relating to pay versus performance).

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

None.

WISDOMTREE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WisdomTree, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Company’s disclosure of additional measures of segment profit or loss

In Note 27 to the consolidated financial statements, the Company has elected to disclose adjusted operating income and adjusted operating income margin as additional segment profit or loss measures as permitted pursuant to ASC 280 and that the U.S. Securities and Exchange Commission (SEC) defines as a non-GAAP measure. Accordingly, we express no opinion on whether the additional segment profit or loss measures comply with SEC Regulation S-K, Item 10(e) and Regulation G, Item 101.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value

Description of the Matter	At December 31, 2024, the Company held indefinite-lived intangible assets related to the right to manage assets under management through customary advisory agreements, which have no expiration date, in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 24 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital and projected revenue growth rates.

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

To test the Company’s quantitative impairment assessment of ETFS indefinite-lived intangible assets, our audit procedures included, among others, evaluating the Company’s selection of its fair value methodology, testing the significant unobservable inputs used in the valuation model, evaluating the clerical accuracy of the valuation model and testing the completeness and accuracy of the underlying data used by the Company to determine fair value. For example, we agreed certain inputs used to calculate the weighted average cost of capital to market data. We compared the projected revenue growth rates to the Company's historical results and to those of other guideline public companies in the same industry. In addition, we assessed the accuracy of the Company's historical projections by comparing them to actual operating results. We involved our valuation specialists to assist in our evaluation of the Company’s valuation model, the weighted average cost of capital used by the Company and the comparability of the guideline public companies selected by the Company and to calculate an independent estimate of the indefinite-lived intangible assets which we compared to the Company’s fair value estimate. Additionally, we performed sensitivity analyses of certain significant unobservable inputs described above to evaluate the changes in the fair value of ETFS indefinite-lived intangible assets that would result from reasonably expected changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited WisdomTree, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 26, 2025

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash (including $11,282 and $5,007 invested in WisdomTree Government Money Market Digital Fund at December 31, 2024 and 2023, respectively)	$181,191	$129,305
Financial instruments owned, at fair value (including $78,540 and $47,559 invested in WisdomTree products at December 31, 2024 and 2023, respectively)	85,439	58,722
Accounts receivable (including $34,959 and $28,511 due from related parties at December 31, 2024 and 2023, respectively)	44,866	35,473
Prepaid expenses	5,340	5,258
Other current assets	1,542	1,036
Total current assets	318,378	229,794
Fixed assets, net	336	427
Securities held-to-maturity	206	230
Deferred tax assets, net	11,656	11,057
Investments (Note 7)	8,922	9,684
Right of use assets—operating leases (Note13)	880	563
Goodwill (Note 24)	86,841	86,841
Intangible assets, net (Note 24)	605,896	605,082
Other noncurrent assets	425	459
Total assets	$1,033,540	$944,137

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$31,135	$30,085
Compensation and benefits payable	39,701	38,111
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	14,804	14,804
Income taxes payable	724	3,866
Operating lease liabilities (Note 13)	709	578
Accounts payable and other liabilities	22,124	15,772
Total current liabilities	109,197	103,216
Convertible notes (Note 10)	512,033	274,888
Payable to GBH (Note 12)	12,159	24,328
Operating lease liabilities (Note 13)	171	—
Total liabilities	633,560	402,432
Preferred stock—Series A Non-Voting Convertible, par value $0.01; Zero and 14.750 shares authorized, issued and outstanding at December 31, 2024 and 2023, respectively; redemption value of $0 and $96,869 at December 31, 2024 and 2023, respectively) (Note 11)	—	132,569
Contingencies (Note 14)

Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized:	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 146,102 and 150,330 at December 31, 2024 and 2023, respectively	1,461	1,503
Additional paid-in capital	270,303	312,440
Accumulated other comprehensive loss	(1,607)	(548)
Retained earnings	129,823	95,741
Total stockholders’ equity	399,980	409,136
Total liabilities and stockholders’ equity	$1,033,540	$944,137

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2024	2023	2022
Operating Revenues:
Advisory fees	$395,362	$333,227	$293,632
Other revenues	32,375	15,808	7,713
Total revenues	427,737	349,035	301,345
Operating Expenses:
Compensation and benefits	121,281	109,532	97,897
Fund management and administration	83,963	71,348	64,761
Marketing and advertising	20,532	17,256	15,302
Sales and business development	14,817	13,584	11,871
Contractual gold payments (Note 9)	—	6,069	17,108
Professional fees	21,098	18,969	13,800
Occupancy, communications and equipment	5,344	4,684	3,898
Depreciation and amortization	1,752	872	262
Third-party distribution fees	11,138	9,377	7,656
Other	10,519	9,852	8,705
Total operating expenses	290,444	261,543	241,260
Operating income	137,293	87,492	60,085
Other Income/(Expenses):
Interest expense	(18,911)	(15,242)	(14,935)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	61,953	27,765
Interest income	6,778	4,099	3,320
Impairments (Note 26)	—	(7,942)	—
Loss on extinguishment of debt (Note 10)	(30,632)	(9,721)	—
Other gains/(losses), net	874	(1,631)	(36,285)
Income before income taxes	95,402	119,008	39,950
Income tax expense/(benefit)	28,709	16,462	(10,734)
Net income	$66,693	$102,546	$50,684
Earnings per share—basic	$0.34	$0.66	$0.31
Earnings per share—diluted	$0.33	$0.64	$0.31
Weighted-average common shares—basic	144,630	144,707	143,020
Weighted-average common shares—diluted	158,844	170,413	158,914
Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$66,693	$102,546	$50,684
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(1,059)	872	(2,102)
Other comprehensive (loss)/income	(1,059)	872	(2,102)
Comprehensive income	$65,634	$103,418	$48,582

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series C Preferred Stock		Common Stock		Additional	Accumulated Other	(Accumulated
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Deficit)/Retained Earnings	Total
Balance—January 1, 2022	—	—	145,107	$1,451	$289,736	$682	$(22,445)	$269,424
Restricted stock issued and vesting of restricted stock units, net	—	—	2,003	20	(20)	—	—	—
Shares repurchased	—	—	(593)	(6)	(3,412)	—	—	(3,418)
Stock-based compensation	—	—	—	—	10,385	—	—	10,385
Other comprehensive loss	—	—	—	—	—	(2,102)	—	(2,102)
Dividends	—	—	—	—	(4,842)	—	(14,520)	(19,362)
Net income	—	—	—	—	—	—	50,684	50,684
Balance—December 31, 2022	—	—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Restricted stock issued and vesting of restricted stock units, net	—	—	3,412	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023 (Note 10)	—	—	1,037	10	35	—	—	45
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Shares repurchased that were issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Notes 12 and 23)	(13)	—	—	—	(78,835)	—	—	(78,835)
Shares repurchased	—	—	(636)	(6)	(3,564)	—	—	(3,570)
Stock-based compensation	—	—	—	—	16,190	—	—	16,190
Other comprehensive income	—	—	—	—	—	872	—	872
Dividends	—	—	—	—	—	—	(20,524)	(20,524)
Net income	—	—	—	—	—	—	102,546	102,546
Balance—December 31, 2023	—	—	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	—	—	2,572	26	(26)	—	—	—
Shares repurchased	—	—	(6,800)	(68)	(62,802)	—	—	(62,870)
Stock-based compensation	—	—	—	—	20,691	—	—	20,691
Repurchase of Series A Preferred Stock (Note 11)	—	—	—	—	—	—	(11,375)	(11,375)
Excise taxes – Stock repurchases	—	—	—	—	—	—	(1,868)	(1,868)
Other comprehensive loss	—	—	—	—	—	(1,059)	—	(1,059)
Dividends	—	—	—	—	—	—	(19,368)	(19,368)
Net income	—	—	—	—	—	—	66,693	66,693
Balance—December 31, 2024	—	—	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$66,693	$102,546	$50,684
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees received in gold and other precious metals	(53,452)	(49,400)	(57,290)
Loss on extinguishment of debt	30,632	9,721	—
Stock-based compensation	20,691	16,190	10,385
(Gains)/losses on financial instruments owned, at fair value	(4,851)	517	16,516
Imputed interest on payable to GBH	2,635	297	—
Amortization of issuance costs—convertible notes	1,893	1,817	2,592
Depreciation and amortization	1,752	872	262
Amortization of right of use asset	1,304	1,285	963
Losses on investments	1,135	242	—
Deferred income taxes	(398)	(481)	(1,296)
Gain on revaluation of deferred consideration—gold payments	—	(61,953)	(27,765)
Impairments	—	7,942	—
Contractual gold payments	—	6,069	17,108
Other	—	—	(1,984)
Changes in operating assets and liabilities:
Accounts receivable	(9,036)	(6,212)	(720)
Prepaid expenses	(107)	(518)	(808)
Gold and other precious metals	52,640	42,150	41,847
Other assets	(247)	281	(309)
Fund management and administration payable	1,290	5,837	3,723
Compensation and benefits payable	1,937	1,209	4,485
Income taxes payable	(3,126)	2,260	(2,308)
Operating lease liabilities	(1,320)	(1,284)	(965)
Accounts payable and other liabilities	3,396	6,213	(33)
Net cash provided by operating activities	113,461	85,600	55,087
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(69,439)	(57,364)	(67,734)
Cash paid—software development	(2,336)	(2,149)	—
Purchase of investments	(674)	(11,228)	(21,863)
Purchase of fixed assets	(141)	(113)	(220)
Cash paid—acquisition of Securrency Transfers, Inc. (net of cash acquired)	—	(985)	—
Proceeds from the sale of financial instruments owned, at fair value	48,126	123,564	52,115
Proceeds from exiting investments	565	28,818	—
Proceeds from held-to-maturity securities maturing or called prior to maturity	24	29	45
Proceeds from receipt of contingent consideration related to the sale of Canadian ETF business	—	1,477	—
Net cash (used in)/provided by investing activities	(23,875)	82,049	(37,657)
Cash flows from financing activities:
Repurchase of Series A Preferred Stock	(143,812)	—	—
Repurchase and maturity of convertible notes	(132,713)	(184,272)	—
Shares repurchased	(62,870)	(3,570)	(3,418)
Dividends paid	(19,002)	(20,144)	(19,362)
Cash paid to GBH	(14,804)	—	—
Issuance costs—convertible notes	(7,667)	(3,548)	—
Repurchase costs—Series A Preferred Stock	(132)	—	—
Proceeds from the issuance of convertible notes (Note 10)	345,000	130,000	—
Termination of deferred consideration—gold payments	—	(50,005)	—
Repurchase of Series C Preferred Stock	—	(40,000)	—
Issuance costs—Series C Preferred Stock	—	(97)	—
Net cash used in financing activities	(36,000)	(171,636)	(22,780)
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,700)	1,191	(3,258)
Net increase/(decrease) in cash and cash equivalents	51,886	(2,796)	(8,608)
Cash, cash equivalents and restricted cash—beginning of year	129,305	132,101	140,709
Cash, cash equivalents and restricted cash—end of year	$181,191	$129,305	$132,101

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32,218	$16,156	$12,500
Cash paid for interest	$12,350	$10,709	$12,313

NON-CASH ACTIVITIES

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its global subsidiaries (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company has introduced next-generation digital products and services, including blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime, and institutional platform, WisdomTree Connect. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited (“WT Ireland”) is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses a blockchain-integrated recordkeeping system to maintain a record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and FINRA, facilitating transactions in WisdomTree Digital Funds.

●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent uses a blockchain-integrated recordkeeping system for the ownership of WisdomTree Digital Fund shares.
●	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law and is licensed to engage in virtual currency business activity by the New York State Department of Financial Services.

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

Segment and Geographic Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Executive Officer (the chief operating decision maker, or CODM) to allocate resources and other factors.

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

Recently Adopted Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this standard on a prospective basis for the year ended December 31, 2024. See Note 22 for additional information.

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

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $181,191 and $129,305 at December 31, 2024 and 2023, respectively, $155,871 and $116,895 were held at three financial institutions. At December 31, 2024 and 2023, cash equivalents were approximately $48,336 and $50,226, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $39,423 and $29,156 at December 31, 2024 and 2023, respectively. Of these amounts, $13,403 and $2,130, at December 31, 2024 and 2023, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$48,336	$48,336	$—	$—
Financial instruments owned, at fair value:
ETFs	62,907	62,907	—	—
Pass-through GSEs	6,898	—	6,898	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,251	—	5,251	—
Equities	8,478	8,478	—	—
Fixed income	1,905	1,019	886	—
Other investments	687	—	—	687
Total	$134,462	$120,740	$13,035	$687
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$50,226	$50,226	$—	$—
Financial instruments owned, at fair value:
ETFs	35,181	35,181	—	—
Pass-through GSEs	10,240	—	10,240	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,007	—	5,007	—
Equities	6,337	6,337	—	—
Fixed income	1,957	1,008	949	—
Total	$108,948	$92,752	$16,196	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	9,684	—	—	9,684
Other investments(2)	—	—	—	—
Total	$9,684	$—	$—	$9,684

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Years Ended
	December 31, 2024	December 31, 2023
Other Investments:
Beginning balance	$—	$—
Purchases	674	—
Net unrealized gains(1)	13	—
Ending balance	$687	$—
Investments in Convertible Notes:
Beginning balance	$—	$21,421
Purchases	—	11,228
Settlements	—	(28,818)
Conversions(2)	—	(9,684)
Net realized gains(3)	—	5,853
Ending balance	$—	$—
Deferred Consideration (Note 9):
Beginning balance	$—	$200,290
Net realized losses(4)	—	6,069
Net unrealized gains(5)	—	(61,953)
Settlements	—	(144,406)
Ending balance	$—	$—

_____________________________

(1)	Recorded in impairments and other gains/(losses), net in the Consolidated Statements of Operations.
(2)	The Fnality convertible notes converted into Series B-1 Preference Shares on October 31, 2023 (Note 7).
(3)	Recorded in impairments and other gains/(losses), net in the Consolidated Statements of Operations.
(4)	Recorded as contractual gold payments expense in the Consolidated Statements of Operations.
(5)	Recorded as gain on revaluation/termination of deferred consideration—gold payments in the Consolidated Statements of Operations.

5. Financial instruments owned

These instruments consist of the following:

	December 31, 2024	December 31, 2023
Financial instruments owned:
Trading securities	$69,805	$45,421
Other assets—seed capital (WisdomTree Digital Funds)	15,634	13,301
Total	$85,439	$58,722

The Company recognized net trading gains/(losses) on financial instruments owned that were still held at the reporting dates of $1,773 and ($536) during the years ended December 31, 2024 and 2023, respectively, which were recorded in other gains/(losses), net, in the Consolidated Statements of Operations.

6. Securities Held-to-Maturity

The following table is a summary of the Company’s securities held-to-maturity:

	December 31, 2024	December 31, 2023
Debt instruments: Pass-through GSEs (amortized cost)	$206	$230

During the years ended December 31, 2024 and 2023, the Company received proceeds of $24 and $29, respectively, from held-to-maturity securities maturing or being called prior to maturity.

The following table summarizes unrealized losses and fair value (classified as Level 2 within the fair value hierarchy) of securities held-to-maturity:

	December 31,
	2024	2023
Cost/amortized cost	$206	$230
Gross unrealized losses	(19)	(15)
Fair value	$187	$215

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

The following table sets forth the maturity profile of the securities held-to-maturity; however, these securities may be called prior to maturity date:

	December 31,
	2024	2023
Due within one year	$—	$—
Due one year through five years	—	—
Due five years through ten years	18	22
Due over ten years	188	208
Total	$206	$230

7. Investments

The following table sets forth the Company’s investments:

	December 31, 2024		December 31, 2023
	Carrying Value	Cost	Carrying Value	Cost
Fnality International Limited—Series B-1 Preference Shares	8,235	8,091	9,684	8,091
Other investments	687	674	—	250
Total	$8,922	$8,765	$9,684	$8,341

Fnality International Limited

The Company owns approximately 5.4% (or 4.7% on a fully-diluted basis) of capital stock of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. The Company’s ownership interest is represented by 2,340,378 Series B-1 Preference Shares, resulting from the conversion of its investment of £6,000 ($8,091) in convertible notes upon Fnality’s qualified equity financing which occurred in October 2023. The Series B-1 Preference Shares carry a 1.0x liquidation preference, are convertible into ordinary shares at the option of the Company and contain various rights and protections.

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

Net unrealized (losses)/gains recognized on this investment were ($1,449) and $1,534 during the years ended December 31, 2024 and 2023, respectively, inclusive of changes in the British pound to U.S. dollar exchange rate. These results are recorded in other gains/(losses), net on the Consolidated Statements of Operations.

There was no impairment recognized on this investment during the year ended December 31, 2024 based upon a qualitative assessment.

Securrency, Inc.

Exit from Investment

On December 7, 2023, the Company received proceeds of $28,818 relating to the exit from its investment in Securrency, Inc. (“Securrency”), a developer of institutional-grade blockchain-based financial and regulatory technology, in connection with the sale of Securrency to an unaffiliated third party. This resulted in a net impairment charge of $7,630 and additional losses of $1,777, recorded in other gains/(losses), net, recognized during the year ended December 31, 2023. During the year ended December 31, 2024, the Company received additional proceeds of $465.

Other Investments

On October 2, 2024, the Company purchased an investment of $674. During the year ended December 31, 2024, the Company recognized a gain of $13, recorded in other gains/(losses), net on the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company recognized an impairment of $312 on its other investments.

Additionally, during the year ended December 31, 2024, the Company received proceeds of $100 from its former investment in AdvisorEngine Inc.

8. Fixed Assets, net

The following table summarizes fixed assets:

	December 31,
	2024	2023
Equipment	$1,069	$1,097
Less: accumulated depreciation	(733)	(670)
Total	$336	$427

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

On May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of Series C Non-Voting Convertible Preferred Stock of the Company, $0.01 par value per share (the “Series C Preferred Stock”), convertible into 13,087,000 shares of the Company’s common stock (see Note 12 for additional information), and RIL received approximately $45,634 in cash.

On November 20, 2023, the Company repurchased the 13,087 shares of Series C Preferred Stock issued to GBH for aggregate consideration of $84,411, $40,000 of which was paid on the closing date, with the remaining $44,411 payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. See Note 12 for additional information.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2024	2023	2022
Contractual gold payments	$—	$6,069	$17,108
Contractual gold payments—gold ounces paid	—	3,167	9,500
Gain on revaluation/termination of deferred consideration—gold payments(1)	$—	$61,953	$27,765

_____________________________

(1)	Gains on revaluation/termination of deferred consideration—gold payments resulted from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations.

10. Convertible Notes

The Company has the following convertible notes outstanding as of December 31, 2024:

●	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25,845 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
●	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between the Company and U.S Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2029 Notes, the Company repurchased $104,155 in aggregate principal amount of the 2028 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of $30,632 during the year ended December 31, 2024.

As of December 31, 2024, the Company had an aggregate principal amount of $520,845 outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes
Principal outstanding	$150,000	$25,845	$345,000
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029
Interest rate	3.25%	5.75%	3.25%
Initial conversion price	$11.04	$9.54	$11.82
Initial conversion rate	90.5797	104.8658	84.5934
Redemption price	$14.35	$12.40	$15.37
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029 and May 15, 2028 for the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 for the 2026 Notes, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029 and May 15, 2028 in respect of the 2029 Notes and the 2028 Notes, respectively, and March 15, 2026 in respect of the 2026 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
●	Redemption price: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2026 and August 20, 2025 in respect of the 2029 Notes and the 2028 Notes, respectively, and June 20, 2023 in respect of the 2026 Notes and on or prior to the 55th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 167.7853 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 61,826,817 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at December 31, 2024 and December 31, 2023:

	December, 2024				December 31, 2023
	2026 Notes	2028 Notes	2029 Notes	Total	2026 Notes	2028 Notes	Total
Principal amount	$150,000	$25,845	$345,000	$520,845	$150,000	$130,000	$280,000
Less: Unamortized issuance costs	(1,263)	(466)	(7,083)	(8,812)	(2,125)	(2,987)	(5,112)
Carrying amount	$148,737	$25,379	$337,917	$512,033	$147,875	$127,013	$274,888
Effective interest rate(1)	3.83%	6.25%	3.70%	3.86%	6.25%	3.83%	4.96%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the years ended December 31, 2024, 2023, and 2022 was $16,275, $14,945 and $14,935 respectively. Interest payable of $5,107 and $3,041 at December 31, 2024 and 2023, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $571,031 and $281,897 at December 31, 2024 and 2023, respectively. The if-converted value of the 2028 Notes was $28,446 at December 31, 2024. The if-converted value of the 2026 Notes and the 2029 Notes did not exceed the principal amount at December 31, 2024. The if-converted value of the Convertible Notes did not exceed the principal amount at December 31, 2023.

11. Series A Preferred Stock

On August 13, 2024, the Company repurchased all of its then-outstanding Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”), which was convertible into 14,750,000 shares of the Company’s common stock from ETFS Capital for aggregate cash consideration of $143,812 (or $9.75 per share). These shares were previously issued in April 2018, in connection with the completion of the ETFS Acquisition and were carried at $132,750, which was based on the closing price of the Company’s common stock on April 10, 2018 of $9.00 per share, the trading day prior to the closing of the transaction.

Under U.S. GAAP, the premium paid on repurchase represents a return similar to a dividend to the preferred stockholder and is required to be recorded to retained earnings along with the related transaction costs. During the year ended December 31, 2024, the Company recorded a $11,375 reduction to retained earnings in connection with this repurchase.

The following is a summary of the Series A Preferred Stock balance:

	December 31, 2024	December 31, 2023
Issuance of Series A Preferred Stock	$—	$132,750
Less: Issuance costs	—	(181)
Series A Preferred Stock—carrying value	$—	$132,569
Cash dividends declared per share (quarterly)	$—	$0.03

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

12. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

On November 20, 2023, the Company repurchased all of its then-outstanding Series C Preferred Stock, which was convertible into 13,087,000 shares of the Company’s common stock, from GBH, a subsidiary of WGC, for aggregate cash consideration of approximately $84,411. Under the terms of the transaction, the Company paid GBH $40,000 on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction. The investor rights agreement that the Company and GBH entered into in May 2023 in connection with the issuance of the Series C Preferred Stock, which provided GBH with certain rights and obligations with respect to the shares, including registration rights, was terminated in this transaction.

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

December 31, 2024
Current:	$14,804
Long-term	12,159
Total	$26,963

Interest expense recognized during the years ended December 31, 2024 and 2023 was $2,636 and $297, respectively, and is included as a component of total interest expense recognized on the Statements of Operations.

13. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases. The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2024	2023
Lease cost:
Operating lease cost	$1,304	$1,285
Short-term lease cost	258	191
Total lease cost	$1,562	$1,476
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$1,320	$1,284
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.9	0.4
Weighted-average discount rate—operating leases	8.5%	5.9%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at December 31, 2024 with respect to the Company’s operating lease liabilities:

2025	$769
2026	186
2027 and thereafter	—
Total future minimum lease payments (undiscounted)	$955

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2024 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$709
Lease liability—long term	171
Subtotal	880
Difference between undiscounted and discounted cash flows	75
Total future minimum lease payments (undiscounted)	$955

14. Contingencies

The Company may be subject to reviews, inspections and investigations by regulatory authorities as well as legal proceedings arising in the ordinary course of business.

SEC ESG Settlement

On August 5, 2024, WTAM received a Wells Notice from the Staff of the SEC advising WTAM that the Staff had made a preliminary determination to recommend that the SEC file an enforcement action against WTAM alleging violations of certain provisions of the U.S. federal securities laws relating to three exchange-traded series of WisdomTree Trust managed by WTAM that pursued ESG-focused strategies (collectively, the “Funds”). The Funds, which were launched in March 2020 and were liquidated in February 2024, collectively had monthly average cumulative assets under management of approximately $119 million throughout their lifetime as ESG-named funds.

In October 2024, without admitting or denying the SEC’s allegations, WTAM agreed to resolve the matter by consenting to the entry of an order by the SEC, in which WTAM agreed to cease and desist from committing or causing any violations and any future violations of Sections 206(2) and 206(4) of the Investment Advisers Act of 1940, as amended, Rules 206(4)-7 and 206(4)-8 thereunder, and Section 34(b) of the Investment Company Act of 1940, as amended, and to pay a civil money penalty of $4,000 (the “SEC ESG Settlement”). This amount has been reported in other gains/(losses), net on the Consolidated Statements of Operations during the year ended December 31, 2024.

Excluding the penalty, the Company expects that all legal and other related expenses incurred by WTAM in connection with the matter will be covered by insurance, less a $1,000 deductible. These expected covered expenses totaled $4,306 during the year ended December 31, 2024 and have been reported in other revenue on the Consolidated Statements of Operations.

Closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP

Between December 2020 and December 2024, WMAI, WTMAML, WTUK and/or WT Ireland were served with eight separate writs of summons to appear before the Courts of Milan, Udine or Turin, Italy by investors seeking damages resulting from the closure of the WisdomTree WTI Crude Oil 3x Daily Leveraged ETP (“3OIL”) in March 2020. The product was dependent on the receipt of payments from a swap provider to satisfy payment obligations to the investors. Due to an extreme adverse move in oil futures relative to the oil futures’ closing price, the swap contract underlying 3OIL was terminated by the swap provider, which resulted in the compulsory redemption of 3OIL, all in accordance with the prospectus.

Since February 2022, six of the eight actions have been resolved in the Company’s favor, of which three are subject to appeal. Total damages sought by all investors related to the two remaining open claims and the three claims subject to appeal were approximately €19,030 ($19,820) at December 31, 2024. This amount includes two claims resolved in the Company’s favor – one of which has been appealed (total damages of €7,830 ($8,160)) and the other remains subject to appeal (total damages of €8,592 ($8,951)).

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($8,700) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company continues to assess the open and appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at December 31, 2024 and December 31, 2023.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	December 31, 2024	December 31, 2023
Carrying Amount—Assets:
Fnality International Limited—Series B-1 Preference Shares (Note 7)	8,235	9,684
Other investments	687	—
Total	$8,922	$9,684
Maximum exposure to loss	$8,922	$9,684

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2024	2023	2022
Revenues from contracts with customers:
Advisory fees	$395,362	$333,227	$293,632
Other	32,375	15,808	7,713
Total operating revenues	$427,737	$349,035	$301,345

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

A significant portion of the Company’s revenues from contracts with customers is derived primarily from investment advisory agreements with related parties (Note 17). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

There are no contract assets or liabilities that arise in connection with the recognition of advisory fee revenue. In addition, there are no costs incurred to obtain or fulfill the contracts with customers, all of which are investment advisory agreements with related parties.

Other revenues include revenues the Company earns from swap providers associated with certain of the Company’s European listed ETPs, the nature of which are based on a percentage of the ETPs’ average daily net assets. The Company also earns transaction-based income on flows associated with certain European listed ETPs. There is no significant judgment in calculating amounts due, which are invoiced monthly or quarterly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2024	2023	2022
Revenues from contracts with customers:
United States	$284,527	$220,117	$184,036
Jersey	120,932	113,325	103,692
Ireland	22,278	15,593	13,617
Total operating revenues	$427,737	$349,035	$301,345

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	December 31,
	2024	2023
Receivable from WTT	$24,672	$21,226
Receivable from ManJer Issuers	5,155	4,411
Receivable from WMAI and WTICAV	5,132	2,874
Total	$34,959	$28,511

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Years Ended December 31,
	2024	2023	2022

Advisory services provided to WTT	$278,230	$218,834	$183,409
Advisory services provided to ManJer Issuers	94,854	98,800	96,606
Advisory services provided to WMAI and WTICAV	22,278	15,593	13,617
Total	$395,362	$333,227	$293,632

Pursuant to a license agreement between WisdomTree, Inc. (“WTI”) and WML to provide indices for a number of the sub-funds of WTICAV, WTI earned revenue amounting to €1,867 ($2,010), €1,044 ($1,128) and €642 ($671) for the years ended December 31, 2024, 2023 and 2022, respectively, which has been eliminated in consolidation. No other revenue was earned by WTI from providing indices for use in the European Union during 2024, 2023 or 2022.

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of $89,822 and $52,566 at December 31, 2024 and 2023, respectively. This includes $20,866 and $18,308, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” The Company also has invested an additional $6,050 in the WisdomTree Government Money Market Digital Fund at December 31, 2024.

Net unrealized and realized gains and losses related to trading WisdomTree products during the years ended December 31, 2024, 2023 and 2022 were $1,232, $1,294 and ($107), respectively, which are recorded in other gains/(losses), net on the Consolidated Statements of Operations.

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

Stock options:	Generally issued for terms of ten years and may vest after at least one year of service and have an exercise price equal to the Company’s stock price on the grant date. The Company estimates the fair value of stock options (when granted) using the Black-Scholes option pricing model.

RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably, on an annual basis, over three years. For non-employee directors, such awards generally vest on the one-year anniversary of the grant date.
Deferred RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest on the one-year anniversary of the grant date. The awards are issued pursuant to the Company’s Non-Employee Director Deferred Compensation Program and are settled based on timing elected by the recipient in advance.
PRSUs:	These awards cliff vest three years from the grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte Carlo simulation is used to value these awards.

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:
●	If the relative TSR is below the 25th percentile, then 0% of the target number of PRSUs granted will vest;
●	If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest;
●	If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile; and
●	If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

During the years ended December 31, 2024, 2023 and 2022, total stock-based compensation expense was $20,691, $16,190 and $10,385, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $5,032, $3,919 and $2,371, respectively.

The actual tax benefit realized for the tax deductions for share-based compensation was $2,884, $1,820 and $1,548 during the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2024
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$18,106	0.78

Stock Options

There was no option activity during the years ended December 31, 2024 and 2023 and there were no options outstanding as of December 31, 2024 and 2023.

RSAs, RSUs and PRSUs

The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $19,891, $10,158 and $9,466, respectively. A summary of activity is as follows:

	RSA		RSU		PRSU(1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares		Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2022	3,036,905	$5.20	54,990	$4.93	550,686		$5.73
Granted	2,170,432	5.71	116,247	5.18	319,838	(2)	6.80
Vested	(1,621,201)	5.31	(27,894)	5.10	(202,336)		6.24
Forfeited	(195,054)	5.43	(1,380)	5.73	—		—
Unvested Balance at December 31, 2022	3,391,082	$5.46	141,963	$5.09	668,188		$6.09
Granted	3,363,501	5.63	152,265	6.24	576,240	(2)	6.49
Vested	(1,629,925)	5.28	(72,461)	5.66	(108,113)		3.11
Forfeited	(114,436)	5.55	(34,385)	5.70	—		—
Stock dividends accrued	—	—	2,762	6.24	37,777		6.49
Unvested Balance at December 31, 2023	5,010,222	$5.63	190,144	$5.70	1,174,092		$6.58
Granted	2,135,016	7.18	117,112	8.08	474,056	(2)	8.62
Vested	(2,210,103)	5.64	(37,422)	5.58	(253,744)		6.49
Forfeited	(108,091)	6.10	(3,089)	6.16	—		—
Stock dividends accrued	—	—	1,339	8.08	12,156		8.62
Unvested Balance at December 31, 2024	4,827,044	$6.31	268,084 (3)	$6.75	1,406,560		$7.28

_____________________________

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. During the years ended December 31, 2024, 2023 and 2022, 200%, 77% and 0%, respectively, of the target number of PRSUs previously granted and vesting in such years ultimately vested, inclusive of shares attributable the reinvestment of dividend equivalents during the period between grant date and vesting date.
(2)	A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:
	Granted in 2024	Granted in 2023	Granted in 2022
Historical stock price volatility (low)	28%	37%	33%
Historical stock price volatility (high)	38%	56%	57%
Historical stock price volatility (average)	34%	47%	44%
Risk free interest rate	4.08%	3.80%	1.28%
Expected dividend yield	0.00%	0.00%	0.00%

(3)	Includes 103,512 deferred RSUs that have vested.

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

A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2024	2023	2022
$1,610	$1,450	$1,342

21. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
Basic Earnings per Share	2024	2023	2022
Net income	$66,693	$102,546	$50,684
Less: Loss on repurchase of Series A Preferred Stock	(13,243)	—	—
Less: Income distributed to participating securities	(1,406)	(2,770)	(2,186)
Less: Undistributed income allocable to participating securities	(2,183)	(12,680)	(3,528)
Add: Gain on repurchase of Series C Preferred Stock	—	7,966	—
Net income available to common stockholders—Basic EPS	$49,861	$95,062	$44,970
Weighted average common shares (in thousands)	144,630	144,707	143,020
Basic earnings per share	$0.34	$0.66	$0.31

	Years Ended December 31,
Diluted Earnings per Share	2024	2023	2022
Net income available to common stockholders	$49,861	$95,062	$44,970
Add back: Undistributed income allocable to participating securities	2,183	12,680	3,528
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(2,120)	(12,449)	(3,522)
Net income available to common stockholders—Diluted EPS	$49,924	$95,293	$44,976
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	144,630	144,707	143,020
Dilutive effect of common stock equivalents, excluding participating securities	4,623	3,120	275
Weighted average diluted shares, excluding participating securities (in thousands)	149,253	147,827	143,295
Diluted earnings per share	$0.33	$0.64	$0.31

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. During the years ended December 31, 2024 and 2023, the Company recognized a loss of $13,243 (which includes an excise tax of $1,868) and a gain of $7,966, respectively, related to the repurchase of the Series A Preferred Stock and the Series C Preferred Stock. These items are excluded from net income but are required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share.

There were no antidilutive non-participating common stock equivalents during the years ended December 31, 2024 and 2023. Total antidilutive non-participating common stock equivalents were 405 during the year ended December 31, 2022 (shares herein are reported in thousands).

There were no potential common shares associated with the conversion option embedded in the Convertible Notes included in weighted average diluted shares for the years ended December 31, 2024, 2023 and 2022 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Years Ended December 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2024	2023	2022
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	158,844	170,413	158,914
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 11)	(9,068)	(14,750)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 12)	—	(6,992)	—
Potentially dilutive restricted stock awards	(523)	(844)	(869)
Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	149,253	147,827	143,295

22. Income Taxes

Income before Income Tax Expense – Domestic and Foreign

The U.S. and foreign components of income before income tax expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$27,638	$4,652	$(4,067)
Foreign	67,764	114,356	44,017
Total	$95,402	$119,008	$39,950

Income Tax Expense/(Benefit) – By Jurisdiction

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$13,377	$6,957	$4,685
State and local	3,547	1,883	1,415
Foreign	12,183	8,103	(15,538)
	$29,107	$16,943	$(9,438)
Deferred:
Federal	$(581)	$(494)	$(6)
State and local	(120)	(102)	(1)
Foreign	303	115	(1,289)
	(398)	(481)	(1,296)
Income tax expense/(benefit)	$28,709	$16,462	$(10,734)

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Amount	Percent
U.S. federal statutory income tax	$20,034	21.0%
State and local income taxes, net of federal benefit(1)	909	1.0%
Foreign tax effects:
Jersey, Channel Islands:
Statutory tax rate difference	(3,456)	(3.6%	)
United Kingdom:
Statutory tax rate difference	1,822	1.9%
Other	(96)	(0.1%	)
Ireland:
Statutory tax rate difference	(351)	(0.4%	)
Other	75	0.1%
Other Foreign Jurisdictions	226	0.2%
Changes in valuation allowances	290	0.3%
Non-taxable or non-deductible items
Loss on debt extinguishment	6,219	6.5%
Civil money penalty relating to SEC ESG Settlement	972	1.0%
Executive compensation	901	1.0%
Stock-based compensation tax shortfalls	409	0.4%
Other adjustments	755	0.8%
Income tax expense	$28,709	30.1%

_____________________________

(1)	State and local taxes in New York and California comprise the majority of this category.

Below is a reconciliation of the statutory federal income tax expense and the Company’s total income tax expense for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
U.S. federal statutory income tax	$24,992	$8,386
Gain on revaluation/termination of deferred consideration(1)	(13,007)	(5,842)
Non-deductible loss on extinguishment of convertible notes	2,263	—
Foreign operations	(1,868)	(2,919)
Non-deductible executive compensation	1,833	789
Decrease in unrecognized tax benefits, net	(1,386)	(19,871)
Change in valuation allowance – Capital losses	1,340	4,761
Expiration of capital losses	796	—
Stock-based compensation tax shortfalls	373	507
Change in tax-related indemnification assets, net	291	4,173
Change in foreign net operating losses (“NOLs”)	174	—
State income tax rate, net of federal benefit	153	(134)
Change in valuation allowance—Foreign NOLs and interest carryforwards	—	(1,609)
GILTI	—	499
Other differences, net	508	526
Income tax expense/(benefit)	$16,462	$(10,734)

_____________________________

(1)	The gain on revaluation of deferred consideration is not adjusted for income taxes as the obligation was assumed by a wholly-owned subsidiary that is based in Jersey, a jurisdiction where the Company is subject to a zero percent tax rate.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2024:

Year Ended December 31, 2024
United States - Federal	$16,139
United States - State and local	4,005
United Kingdom	11,485
Other	589
$32,218

Disclosed below is a summary of income taxes paid by jurisdiction for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Federal	$4,824	$6,424
State and local	1,457	1,431
Foreign	9,875	4,645
	$16,156	$12,500

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at December 31, 2024 and 2023 is as follows:

	2024	2023
Deferred tax assets:
Capital losses	$21,984	$22,489
Accrued expenses	6,465	6,000
Stock-based compensation	2,843	2,468
NOLs—Foreign	1,024	1,502
Goodwill and intangible assets	705	895
Foreign currency translation adjustment	427	146
Software capitalization	199	—
Operating lease liabilities	95	96
NOLs—U.S.	—	127
Unrealized losses	—	335
Other	332	401
Deferred tax assets	34,073	34,459

Deferred tax liabilities:
Fixed assets and prepaid assets	246	296
Right of use assets—operating leases	95	96
Unremitted earnings—European subsidiaries	92	186
Unrealized gains	76	—
Deferred tax liabilities	509	578
Total deferred tax assets less deferred tax liabilities	33,564	33,881
Less: Valuation allowance	(21,908)	(22,824)
Deferred tax assets, net	$11,656	$11,057

Net Operating and Capital Losses – U.S.

The Company’s tax effected capital losses at December 31, 2024 were $21,984. These capital losses expire between the years 2025 and 2028. During the years ended December 31, 2024 and 2023, tax effected capital losses in the amount of $0 and $3,278 expired, respectively.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,024 at December 31, 2024.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions.

As of December 31, 2024, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2020.

Uncertain Tax Positions

During the year ended December 31, 2023, $1,353 of unrecognized tax benefits lapsed due to the statute of limitations. There were no unrecognized tax benefits at December 31, 2024 and 2023.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $92 and $186 at December 31, 2024 and 2023, respectively.

23. Shares Repurchased

On February 22, 2022, the Company’s Board of Directors approved an increase of $85,709 to the Company’s share repurchase program to $100,000 and extended the term for three years through April 27, 2025. On February 24, 2025, the Company’s Board of Directors approved another increase of $129,158 to the repurchase program, bringing the total authorization to $150,000, and extended the program’s term for another three years through April 27, 2028. Included under the Company’s share repurchase program are purchases to offset future equity grants made under the Company’s equity plans and purchases made in open market or privately negotiated transactions. This authority may be exercised from time to time, subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The repurchase program may be suspended or terminated at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

During the years ended December 31, 2024, 2023 and 2022, the Company repurchased 6,800,301, 635,653 and 593,261 shares of its common stock, respectively, under this program for an aggregate cost of $62,870, $3,570 and $3,418, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of December 31, 2024, $33,536 remained under this program for future purchases.

In addition, as further described in Note 11, in August 2024, the Company repurchased all of its then-outstanding Series A Non-Voting Convertible Preferred Stock, which was convertible into 14,750,000 shares of the Company’s common stock from ETFS Capital for aggregate cash consideration of $143,812 (or $9.75 per share).

24. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2024	$86,841
Changes	—
Balance at December 31, 2024	$86,841

Goodwill was tested for impairment on November 30, 2024. The quantitative impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Of the total goodwill of $86,841 at December 31, 2024, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at December 31, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	6,855	(2,206)	4,649
Balance at December 31, 2024	$608,102	$(2,206)	$605,896

	Balance at December 31, 2023
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Software development	4,519	(684)	3,835
Balance at December 31, 2023	$605,766	$(684)	$605,082

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

The Company performed its indefinite-lived intangible asset impairment test related to these customary advisory agreements on November 30, 2024. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including a projected revenue growth rate of 3% and a weighted average cost of capital of 10.3%.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the years ended December 31, 2024, 2023 and 2022, the Company recognized amortization expense on internally-developed software of $1,522, $634 and $50, respectively.

As of December 31, 2024, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2025	$2,219
2026	1,653
2027	764
2028	13
2029	—
Total expected amortization expense	$4,649

The weighted-average remaining useful life of the finite-lived intangible assets is 2.3 years.

25. Contingent Payments

The Company recognized a gain of $0 and $1,477 during the years ended December 31, 2024 and 2023, respectively, from remeasuring contingent payments arising from the sale of its former Canadian ETF business to their realizable value. These gains were recorded in other gains/(losses), net.

26. Impairments

The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2024	2023	2022
Securrency (Note 7)	$—	$7,630	$—
Other investments (Note 7)	—	312	—
Total	$—	$7,942	$—

27. Segment Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources and assess performance and other factors. The accounting policies of the segment are the same as those described in Note 2.

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	2024	2023	2022
Net income	$66,693	$102,546	$50,684

Adjusted Operating Income Margin
Operating revenues	$427,737	$349,035	$301,345
Less: Legal expenses expected to be covered by insurance	(4,306)	—	—
Operating revenues, as adjusted	$423,431	$349,035	$301,345
Operating income	$137,293	$87,492	$60,085
Add back: Expenses incurred in response to an activist campaign	4,966	5,880	4,459
Adjusted operating income	$142,259	$93,372	$64,544
Operating income margin	32.1%	25.1%	19.9%
Adjusted operating income margin	33.6%	26.8%	21.4%

Expenses incurred in response to an activist campaign for the years ended December 31, 2024, 2023 and 2022 include $4,857, $5,734 and $4,187, respectively, of professional fees, and $109, $146 and $272, respectively, of other expenses.

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

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)
3.6	Certificate of Elimination of Series A Non-Voting Convertible Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
3.7	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.8	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)
4.10	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.11	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.12	Stockholder Rights Agreement, dated March 17, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)

Exhibit Number	Description
4.13	Amendment No. 1 to Stockholder Rights Agreement, dated as of May 4, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2023)
4.14	Amendment No. 2 to Stockholder Rights Agreement, dated as of May 10, 2023, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2023)
4.15	Amendment No. 3 to Stockholder Rights Agreement, dated as of March 18, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2024)
4.16	Amendment No. 4 to Stockholder Rights Agreement, dated as of March 25, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 29, 2024)
4.17	Amendment No. 5 to Stockholder Rights Agreement, dated as of April 30, 2024, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024)
10.1	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
10.2	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
10.3	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10 filed with the SEC on May 26, 2011)
10.4	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)
10.5	WisdomTree Investments, Inc. 2016 Equity Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016)
10.6	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.7(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.7(b)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.8	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)
10.9	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)
10.10	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)
10.11	Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.12	Share Sale Agreement among the Registrant, WisdomTree International and ETFS Capital dated November 13, 2017 (incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)
10.13	Waiver and Variation Agreement, dated April 11, 2018, by and among the Registrant, WisdomTree International and ETFS Capital (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 13, 2018)

Exhibit Number	Description
10.14	Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)
10.15	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)
10.16	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.17	WisdomTree Investments, Inc. 2022 Equity Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2022)
10.18	Form of Restricted Stock Agreement for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)
10.19	Form of Restricted Stock Unit Award Agreement (Deferred) for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)
10.20	Non-Employee Director Deferred Compensation Program (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.21	Form of Restricted Stock Agreement for Executive Officers applicable to grants after January 1, 2023 and prior to January 1, 2024 (2022 Equity Plan) (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.22	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.23	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.24	WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)
10.25	Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.26	Form of Restricted Stock Agreement for Executive Officers applicable to grants after January 1, 2024 (2022 Equity Plan)(incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)
19.1(1)	Statement of Company Policy on Insider Trading and Disclosure
21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Amended and Restated Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)
101	Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 and (vi) Notes to the Consolidated Financial Statements.

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

______________________________________________________

*	Schedules and exhibits to these Exhibits have been omitted in accordance with Item 601 of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon request.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE, INC.

	By:	/s/ Jonathan Steinberg
Jonathan Steinberg
February 26, 2025		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 26th day of February, 2025.

Signature	Title

/s/ Jonathan Steinberg	Chief Executive Officer and Director
Jonathan Steinberg	(Principal Executive Officer)

/s/ Bryan Edmiston	Chief Financial Officer
Bryan Edmiston	(Principal Financial Officer and Principal Accounting Officer)

/s/ Smita Conjeevaram	Non-Executive Chair of the Board
Smita Conjeevaram

/s/ Lynn S. Blake	Director
Lynn S. Blake

/s/ Anthony Bossone	Director
Anthony Bossone

/s/ Rilla Delorier	Director
Rilla Delorier

/s/ Daniela Mielke	Director
Daniela Mielke

/s/ Shamla Naidoo	Director
Shamla Naidoo

/s/ Win Neuger	Director
Win Neuger

/s/ Tonia Pankopf	Director
Tonia Pankopf