Form 10-Q
period 2025-03-31
WisdomTree, Inc.
filed 2025-05-09
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 6, 2025, there were 147,031,329 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the U.S. Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $11,282 invested in the WisdomTree Government Money Market Digital Fund at March 31, 2025 and December 31, 2024) (Note 3)	$170,373	$181,191
Financial instruments owned, at fair value (including $78,590 and $78,540 invested in WisdomTree products at March 31, 2025 and December 31, 2024, respectively) (Note 5)	85,294	85,439
Accounts receivable (including $35,440 and $34,959 due from related parties at March 31, 2025 and December 31, 2024, respectively)	46,125	44,866
Income taxes receivable	3,400	—
Prepaid expenses	6,922	5,340
Other current assets	1,377	1,542
Total current assets	313,491	318,378
Fixed assets, net	302	336
Deferred tax assets, net (Note 18)	5,622	11,656
Investments (Note 6)	9,237	8,922
Right of use assets—operating leases (Note 10)	583	880
Goodwill (Note 20)	86,841	86,841
Intangible assets, net (Note 20)	606,034	605,896
Other noncurrent assets	746	631
Total assets	$1,022,856	$1,033,540
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$34,513	$31,135
Compensation and benefits payable	11,803	39,701
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 9)	14,804	14,804
Income taxes payable	—	724
Operating lease liabilities (Note 10)	493	709
Accounts payable and other liabilities	20,251	22,124
Total current liabilities	81,864	109,197
Convertible notes (Note 8)	512,657	512,033
Payable to GBH (Note 9)	12,615	12,159
Operating lease liabilities (Note 10)	89	171
Total liabilities	607,225	633,560
Contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 147,034 and 146,102 at March 31, 2025 and December 31, 2024, respectively	1,470	1,461
Additional paid-in capital	263,818	270,303
Accumulated other comprehensive income/(loss)	299	(1,607)
Retained earnings	150,044	129,823
Total stockholders’ equity	415,631	399,980
Total liabilities and stockholders’ equity	$1,022,856	1,033,540

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Revenues:
Advisory fees	$99,549	$92,501
Other revenues	8,533	4,337
Total revenues	108,082	96,838
Operating Expenses:
Compensation and benefits	33,788	31,054
Fund management and administration	20,714	19,962
Marketing and advertising	4,813	4,408
Sales and business development	4,137	3,611
Professional fees	2,782	3,630
Occupancy, communications and equipment	1,482	1,210
Depreciation and amortization	540	383
Third-party distribution fees	3,112	2,307
Other	2,552	2,323
Total operating expenses	73,920	68,888
Operating income	34,162	27,950
Other Income/(Expenses):
Interest expense	(5,441)	(4,128)
Interest income	1,897	1,398
Other losses and gains, net	(250)	2,592
Income before income taxes	30,368	27,812
Income tax expense	5,739	5,701
Net income	$24,629	$22,111
Earnings per share—basic	$0.17	$0.14
Earnings per share—diluted	$0.17	$0.13
Weighted-average common shares—basic	142,580	146,464
Weighted-average common shares—diluted	146,545	165,268
Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

5

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$24,629	$22,111
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	1,906	(359)
Other comprehensive income/(loss)	1,906	(359)
Comprehensive income	$26,535	$21,752

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,214	22	(22)	—	—	—
Shares repurchased	(1,282)	(13)	(12,701)	—	—	(12,714)
Stock-based compensation	—	—	6,238	—	—	6,238
Other comprehensive income	—	—	—	1,906	—	1,906
Dividends	—	—	—	—	(4,408)	(4,408)
Net income	—	—	—	—	24,629	24,629
Balance—March 31, 2025	147,034	$1,470	$263,818	$299	$150,044	$415,631

	Three Months Ended March 31, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2024	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	2,585	26	(26)	—	—	—
Shares repurchased	(1,096)	(11)	(7,809)	—	—	(7,820)
Stock-based compensation	—	—	5,163	—	—	5,163
Other comprehensive loss	—	—	—	(359)	—	(359)
Dividends	—	—	—	—	(4,994)	(4,994)
Net income	—	—	—	—	22,111	22,111
Balance—March 31, 2024	151,819	$1,518	$309,768	$(907)	$112,858	$423,237

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$24,629	$22,111
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(15,373)	(11,727)
Stock-based compensation	6,238	5,163
Deferred income taxes	5,835	5,640
Amortization of issuance costs—convertible notes	624	375
Depreciation and amortization	540	383
Imputed interest on payable to GBH	455	666
Losses/(gains) on financial instruments owned, at fair value	440	(2,063)
Amortization of right of use asset	326	324
Gains on investments	(316)	(123)
Changes in operating assets and liabilities:
Accounts receivable	(394)	(4,243)
Income taxes receivable/payable	(4,092)	(2,723)
Prepaid expenses	(1,522)	(1,247)
Gold and other precious metals	14,738	11,561
Other assets	(295)	(79)
Fund management and administration payable	3,150	2,659
Compensation and benefits payable	(28,056)	(28,386)
Operating lease liabilities	(325)	(332)
Accounts payable and other liabilities	(232)	1,003
Net cash provided by/(used in) operating activities	6,370	(1,038)
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	—	(2,500)
Cash paid—software development	(577)	(592)
Purchase of fixed assets	(31)	(66)
Proceeds from the sale of financial instruments owned, at fair value	388	5,180
Other	6	6
Net cash (used in)/provided by investing activities	(214)	2,028
Cash flows from financing activities:
Common stock repurchased	(12,714)	(7,820)
Dividends paid	(4,626)	(4,997)
Excise taxes paid on common stock repurchased	(1,868)	—
Net cash used in financing activities	(19,208)	(12,817)
Increase/(decrease) in cash flow due to changes in foreign exchange rate	2,234	(552)
Net decrease in cash, cash equivalents and restricted cash	(10,818)	(12,379)
Cash, cash equivalents and restricted cash—beginning of year	181,191	129,305
Cash, cash equivalents and restricted cash—end of period	$170,373	$116,926
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,042	$2,769
Cash paid for interest	$6,412	$3,738

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models, solutions and products leveraging blockchain technology. Building on its heritage of innovation, the Company has introduced next-generation digital products and services, including blockchain-enabled mutual funds (“Digital Funds”) and tokenized assets, as well as its blockchain-native digital wallet, WisdomTree Prime, and institutional platform, WisdomTree Connect. The Company has the following wholly-owned operating subsidiaries:

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

The assets listed above are recorded at cost, less accumulated depreciation and amortization.

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

Financial Instruments Owned

Financial instruments owned are financial instruments classified as either trading or available-for-sale (“AFS”). These financial instruments are recorded on their trade date and are measured at fair value. All equity instruments that have readily determinable fair values are classified by the Company as trading. Debt instruments are classified based primarily on the Company’s intent to hold or sell the instrument. Changes in the fair value of debt instruments classified as trading and AFS are reported in other income/(expenses) and other comprehensive income, respectively, in the period the change occurs. Debt instruments classified as AFS are assessed for impairment on a quarterly basis and an estimate for credit loss is provided when the fair value of the AFS debt instrument is below its amortized cost basis. Credit-related impairments are recognized in earnings with a corresponding adjustment to the instrument’s amortized cost basis if the Company intends to sell the impaired AFS debt instrument or it is more likely than not the Company will be required to sell the instrument before recovering its amortized cost basis. Other credit-related impairments are recognized as an allowance with a corresponding adjustment to earnings. Impairments resulting from noncredit-related factors are recognized in other comprehensive income. Amounts recorded in other comprehensive income are reclassified into earnings upon sale of the AFS debt instrument using the specific identification method.

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

Goodwill is allocated to the Company’s U.S. and European components. For impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics.

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

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards and the convertible notes, if any. Potential common shares associated with the convertible notes are computed under the if-converted method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.

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

Non-income based taxes are recorded as part of other liabilities and other expenses. Excise taxes on stock repurchases are accounted for as a direct component of the share repurchase transaction and reported as a reduction of stockholder’s equity.

Recently Issued Accounting Pronouncements

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not anticipate this standard to have a material impact on its financial statements.

Recently Adopted Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this standard on a prospective basis for the year ended December 31, 2024. See Note 18 for additional information.

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $170,373 and $181,191 at March 31, 2025 and December 31, 2024, respectively, $156,726 and $155,871 were held at three financial institutions. At March 31, 2025 and December 31, 2024, cash equivalents were approximately $90,896 and $48,336, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $35,580 and $39,423 at March 31, 2025 and December 31, 2024, respectively. Of these amounts, $13,499 and $13,403, at March 31, 2025 and December 31, 2024, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2025 and 2024, there were no transfers between Levels 2 and 3.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$90,896	$90,896	$—	$—
Financial instruments owned, at fair value:
ETFs	62,974	62,974	—	—
Pass-through GSEs	6,704	—	6,704	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,647	—	5,647	—
Equities	8,023	8,023	—	—
Fixed income	1,946	1,025	921	—
Other investments	755	—	—	755
Total	$176,945	$162,918	$13,272	$755

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$48,336	$48,336	$—	$—
Financial instruments owned, at fair value:
ETFs	62,907	62,907	—	—
Pass-through GSEs	6,898	—	6,898	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,251	—	5,251
Equities	8,478	8,478	—	—
Fixed income	1,905	1,019	886	—
Other investments	687	—	—	687
Total	$134,462	$120,740	$13,035	$687

Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

Recurring Fair Value Measurements – Methodology

Cash Equivalents (Note 3) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

Financial instruments owned (Note 5) – Financial instruments owned are investments in ETFs, pass-through GSEs, equities and fixed income. ETFs and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and fixed income includes consideration given to date of issuance, collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and may be classified as either Level 1 or Level 2.

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
Other Investments:
Beginning balance	$687	$—
Net unrealized gains(1)	68	—
Ending balance	$755	$—

_____________________________

(1)	Recorded in other losses and gains, net in the Consolidated Statements of Operations.

5. Financial instruments owned

These instruments consist of the following:

	March 31, 2025	December 31, 2024
Financial instruments owned
Trading securities	$69,678	$69,805
Other assets—seed capital (WisdomTree Digital Funds)	15,616	15,634
Total	$85,294	$85,439

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $545 and $1,904 during the three months ended March 31, 2025 and 2024, respectively, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.

6. Investments

The following is a summary of the Company’s investments:

	March 31, 2025		December 31, 2024
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$8,482	$8,091	$8,235	$8,091
Other investments	755	674	687	674
Total	$9,237	$8,765	$8,922	$8,765

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

Inputs
June 17, 2024
Expected volatility	60%
Time to exit (in years)	4.35
Probability that Series B-2 Preference Shares convert into Series B-1 Preference Shares	N/A

Net unrealized gains/(losses) recognized on this investment were $247 and ($78) during the three months ended March 31, 2025 and 2024, respectively, inclusive of changes in the British pound to U.S. dollar exchange rate. These results are recorded in other losses and gains, net on the Consolidated Statements of Operations.

There was no impairment recognized on this investment during the three months ended March 31, 2025 based upon a qualitative assessment.

Other Investments

On October 2, 2024, the Company purchased an investment of $674. During the three months ended March 31, 2025, the Company recognized an unrealized gain of $68, recorded in other losses and gains, net in the Consolidated Statements of Operations.

7. Fixed Assets, Net

The following table summarizes fixed assets:

	March 31, 2025	December 31, 2024
Equipment	$1,100	$1,069
Less: accumulated depreciation	(798)	(733)
Total	$302	$336

8. Convertible Notes

The Company has the following convertible notes outstanding as of March 31, 2025:

●	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25,845 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
●	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between the Company and U.S Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

As of March 31, 2025, the Company had an aggregate principal amount of $520,845 outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

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

The following table provides a summary of the Convertible Notes at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	2026 Notes	2028 Notes	2029 Notes	Total	2026 Notes	2028 Notes	2029 Notes	Total
Principal amount	$150,000	$25,845	$345,000	$520,845	$150,000	$25,845	$345,000	$520,845
Less: Unamortized issuance costs	(1,047)	(435)	(6,706)	(8,188)	(1,263)	(466)	(7,083)	(8,812)
Carrying amount	$148,953	$25,410	$338,294	$512,657	$148,737	$25,379	$337,917	$512,033
Effective interest rate(1)	3.83%	6.25%	3.70%	3.86%	3.83%	6.25%	3.70%	3.86%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the three months ended March 31, 2025 and 2024 was $4,986 and $3,462, respectively. Interest payable of $3,058 and $5,107 at March 31, 2025 and December 31, 2024, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $531,340 and $571,031 at March 31, 2025 and December 31, 2024, respectively. The if-converted value of the Convertible Notes did not exceed the principal amount at March 31, 2025. The if-converted value of the 2028 Notes was $28,446 at December 31, 2024. The if-converted value of the 2026 Notes and the 2029 Notes did not exceed the principal amount at December 31, 2024.

9. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

On November 20, 2023, the Company repurchased all of its then-outstanding Series C Non-Voting Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) which was convertible into 13,087,000 shares of the Company’s common stock, from GBH, a subsidiary of the World Gold Council, for aggregate cash consideration of approximately $84,411. Under the terms of the transaction, the Company has paid GBH $54.8 million to date, with the remainder of the purchase price payable in equal, interest-free installments on the second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction. The investor rights agreement that the Company and GBH entered into in May 2023 in connection with the issuance of the Series C Preferred Stock, which provided GBH with certain rights and obligations with respect to the shares, including registration rights, was terminated in this transaction.

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

	March 31, 2025	December 31, 2024
Current:	$14,804	$14,804
Long-term	12,615	12,159
Total	$27,419	$26,963

Interest expense recognized during the three months ended March 31, 2025 and 2024 was $455 and $666, respectively, and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

10. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2025	2024
Lease cost
Operating lease cost	$326	$324
Short-term lease cost	52	93
Total lease cost	$378	$417
Other information
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$325	$332
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.0	0.2
Weighted-average discount rate—operating leases	9.5%	5.8%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at March 31, 2025 with respect to the Company’s operating lease liabilities:

Remainder of 2025	$429
2026	180
2027 and thereafter	—
Total future minimum lease payments (undiscounted)	$609

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2025 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$493
Lease liability—long term	89
Subtotal	582
Difference between undiscounted and discounted cash flows	27
Total future minimum lease payments (undiscounted)	$609

11. Contingencies

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

Since February 2022, six of the eight actions have been resolved in the Company’s favor, of which three have been appealed. Total damages sought by all investors related to the remaining open and appealed claims were approximately €17,850 ($19,330) at March 31, 2025, of which €15,240 ($16,510) relates to three appealed claims.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($9,040) resulting from the closure of 3OIL. The claim is in its preliminary stages and a writ of summons has not been served.

The Company continues to assess the open and appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at March 31, 2025 and December 31, 2024.

12. Variable Interest Entities

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	March 31, 2025	December 31, 2024
Carrying Amount—Assets:
Fnality Series B-1 Preference Shares (Note 6)	$8,482	$8,235
Other investments	755	687
Total	$9,237	$8,922
Maximum exposure to loss	$9,237	$8,922

13. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers:
Advisory fees	$99,549	$92,501
Other	8,533	4,337
Total operating revenues	$108,082	$96,838

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

A significant portion of the Company’s revenues from contracts with customers is derived primarily from investment advisory agreements with related parties (Note 14). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers:
United States	$69,469	$65,830
Jersey	32,593	26,094
Ireland	6,020	4,914
Total operating revenues	$108,082	$96,838

14. Related Party Transactions

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	March 31, 2025	December 31, 2024
Receivable from WTT	$24,101	$24,672
Receivable from ManJer Issuers	6,100	5,155
Receivable from WMAI and WTICAV	5,239	5,132
Total	$35,440	$34,959

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended March 31,
	2025	2024
Advisory services provided to WTT	$68,855	$64,902
Advisory services provided to ManJer Issuers	24,674	22,685
Advisory services provided to WMAI and WTICAV	6,020	4,914
Total	$99,549	$92,501

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of $89,872 and $89,822 at March 31, 2025 and December 31, 2024, respectively. This includes $20,848 and $20,866, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital.” As of March 31, 2025, the Company has also invested an additional $6,050 in the WisdomTree Government Money Market Digital Fund.

Net unrealized and realized gains related to trading WisdomTree products were $647 and $1,945, respectively, during the three months ended March 31, 2025 and 2024. Such gains are recorded in other losses and gains, net on the Consolidated Statements of Operations.

15. Stock-Based Awards

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

Stock-based compensation expense was $6,238 and $5,163, respectively, during the three months ended March 31, 2025 and 2024.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$31,183	1.39

A summary of stock-based compensation award activity (shares) during the three months ended March 31, 2025 is as follows:

	RSA	RSU		PRSU
Balance at January 1, 2025	4,827,044	268,084		1,406,560
Granted	1,518,667	66,047		344,350	(1)
Vested	(2,352,511)	(47,603)		(337,625	)(2)
Forfeited	(27,156)	—		—
Stock dividends accrued	—	441		3,286
Balance at March 31, 2025	3,966,044	286,969	(3)	1,416,571

_____________________________

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 24.47% to 36.61% (average 31.38%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 4.28%; and (vi) an expected dividend yield of 0.00%.
(2)	The payout on PRSUs vesting in January 2025 was 200%.
(3)	Includes 103,829 deferred RSUs that have vested.

16. Stockholder Rights Plan

On March 17, 2023, the Board of Directors of the Company adopted a stockholder rights plan, as set forth in the Stockholder Rights Agreement, dated March 17, 2023, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 thereto, dated May 4, 2023 (“Amendment No. 1”), Amendment No. 2 thereto, dated May 10, 2023 (“Amendment No. 2”), Amendment No. 3 thereto, dated March 18, 2024 (“Amendment No. 3”), Amendment No. 4 thereto, dated March 25, 2024 (“Amendment No. 4”), and Amendment No. 5 thereto, dated April 30, 2024 (“Amendment No. 5”) (as amended, the “Stockholder Rights Agreement”). On March 18, 2024, the Company entered into Amendment No. 3, which extended the expiration date of the Stockholder Rights Agreement to the close of business on March 17, 2025. At the Company’s 2024 annual meeting of stockholders on June 12, 2024, the Company’s stockholders ratified the adoption by the Board of Directors of the extension of the Stockholder Rights Agreement.

On March 17, 2025, the Stockholder Rights Agreement expired by its terms and the associated preferred stock purchase rights to purchase shares of Series B Junior Participating Cumulative Preferred Stock of the Company (the “Series B Preferred Stock”) expired. Following the expiration of the Stockholder Rights Agreement, on March 18, 2025, the Company filed a Certificate of Elimination to its Amended and Restated Certificate of Incorporation, as amended (the “Charter”), with the Secretary of State of the State of Delaware, eliminating from the Charter all references to the Series B Preferred Stock set forth in the Company’s Certificate of Designations with respect to its Series B Preferred Stock. No shares of Series B Preferred Stock were outstanding at the time the Certificate of Elimination was filed. The Certificate of Elimination became effective on March 18, 2025.

17. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
Basic Earnings per Share	2025	2024
Net income	$24,629	$22,111
Less: Income distributed to participating securities	—	(462)
Less: Undistributed income allocable to participating securities	(24)	(1,657)
Net income available to common stockholders—Basic EPS	$24,605	$19,992
Weighted average common shares (in thousands)	142,580	146,464
Basic earnings per share	$0.17	$0.14
	Three Months Ended March 31,
Diluted Earnings per Share	2025	2024
Net income available to common stockholders	$24,605	$19,992
Add back: Undistributed income allocable to participating securities	24	1,657
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(23)	(1,622)
Net income available to common stockholders—Diluted EPS	$24,606	$20,027
Weighted average diluted shares (in thousands):
Weighted average common shares	142,580	146,464
Dilutive effect of common stock equivalents, excluding participating securities	3,799	3,525
Weighted average diluted shares, excluding participating securities (in thousands)	146,379	149,989
Diluted earnings per share	$0.17	$0.13

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating common stock equivalents were 1,025 for the three months ended March 31, 2025 (shares herein are reported in thousands). There were no antidilutive non-participating common stock equivalents for the three months ended March 31, 2024.

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended March 31, 2025 and 2024 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2025	2024
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	146,545	165,268
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock	—	(14,750)
Potentially dilutive restricted stock awards	(166)	(529)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	146,379	149,989

18. Income Taxes

Effective Income Tax Rate – Three Months Ended March 31, 2025

The Company’s effective income tax rate during the three months ended March 31, 2025 was 18.9%, resulting in income tax expense of $5,739. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

Effective Income Tax Rate – Three Months Ended March 31, 2024

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

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the three months ended March 31, 2025:

Three Months March 31, 2025
United States - Federal	$—
United States - State and local	204
United Kingdom	3,829
Other	9
$4,042

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Deferred tax assets:
Capital losses	$18,563	$21,984
Accrued expenses	1,559	6,465
Stock-based compensation	1,019	2,843
NOLs—Foreign	998	1,024
Interest carryforward.	856	—
Goodwill and intangible assets	657	705
Software capitalization	244	199
Foreign currency translation adjustment	173	427
Operating lease liabilities	38	95
Other	326	331
Deferred tax assets	24,433	34,073

Deferred tax liabilities:
Unremitted earnings—European subsidiaries	109	92
Fixed assets and prepaid assets	101	246
Unrealized gains	87	76
Right of use assets—operating leases	38	95
Deferred tax liabilities	335	509
Total deferred tax assets less deferred tax liabilities	24,098	33,564
Less: Valuation allowance	(18,476)	(21,908)
Deferred tax assets, net	$5,622	$11,656

Capital Losses – U.S.

The Company’s tax effected capital losses at March 31, 2025 were $18,563. These capital losses expire between the years 2025 and 2030. During the three months ended March 31, 2025, tax effected capital losses in the amount of $3,460 expired.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $998 at March 31, 2025.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of March 31, 2025, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2020.

Uncertain Tax Positions

There were no unrecognized tax benefits at March 31, 2025 and December 31, 2024.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $109 and $92 at March 31, 2025 and December 31, 2024, respectively.

19. Shares Repurchased

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

During the three months ended March 31, 2025 and 2024, the Company repurchased 1,282,498 and 1,096,278 shares of its common stock under this program for an aggregate cost of $12,714 and $7,820, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of March 31, 2025, $149,980 remained under this program for future purchases.

20. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2025	$86,841
Changes	—
Balance at March 31, 2025	$86,841

Of the total goodwill of $86,841 at March 31, 2025, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at March 31, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	7,432	(2,645)	4,787
Balance at March 31, 2025	$608,679	$(2,645)	$606,034

	Balance at December 31, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	6,855	(2,206)	4,649
Balance at December 31, 2024	$608,102	$(2,206)	$605,896

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the three months ended March 31, 2025 and 2024, the Company recognized amortization expense on internally-developed software of $439 and $327, respectively.

As of March 31, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2025	$1,602
2026	1,865
2027	976
2028	343
2029 and thereafter	1
Total expected amortization expense	$4,787

The weighted-average remaining useful life of the finite-lived intangible assets is 2.3 years.

21. Segment Information

The Company, through its subsidiaries in the U.S. and Europe, offers a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources and assess performance and other factors. The accounting policies of the segment are the same as those described in Note 2.

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended March 31,
	2025	2024
Net income	$24,629	$22,111

Adjusted Operating Income Margin
Operating revenues	$108,082	$96,838
Less: Legal expenses covered by insurance	—	(453)
Operating revenues, as adjusted	$108,082	$96,385
Operating income	$34,162	$27,950
Add back: Expenses incurred in response to an activist campaign	—	695
Adjusted operating income	$34,162	$28,645
Operating income margin	31.6%	28.9%
Adjusted operating income margin	31.6%	29.7%

Expenses incurred in response to an activist campaign for the three months ended March 31, 2024 include $695 of professional fees.

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

Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note 13.

22. Subsequent Events

The Company evaluated subsequent events through the date of issuance of the consolidated financial statements. There were no events requiring disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are a global financial innovator, offering a diverse suite of ETPs, models, solutions and products leveraging blockchain technology. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access, transparency and provide an enhanced user experience. Building on our heritage of innovation, we have introduced next-generation digital products and services, including Digital Funds, tokenized assets, and our blockchain-native digital wallet, WisdomTree Prime, which is currently available in 47 U.S. states, covering approximately 85% of the U.S. population. Our institutional platform, WisdomTree Connect, further expands access to our products.

As of March 31, 2025, we managed approximately $115.8 billion in AUM. Our ETPs span a broad range of strategies including equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

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

As pioneers in tokenization and blockchain technology, we view this as the next phase in the evolution in financial services. Through our digital assets strategy, we are committed to “responsible DeFi,” aligning with regulatory standards to foster growth in this rapidly evolving space. We believe that expanding into digital assets and blockchain-enabled finance not only complements our core competencies, but will diversify our revenue streams and further contribute to our growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and were ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, fixed income, commodities and currency, leveraged-and-inverse, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at March 31, 2024, December 31, 2024 and March 31, 2025:

Market Environment

The first quarter of 2025 was characterized by global volatility. U.S. equities declined amid concerns over tariffs, while European markets outperformed, supported in part by Germany’s announced fiscal stimulus measures. Investor uncertainty surrounding the potential impact of tariffs on global economic growth contributed to increased demand for safe haven assets, including gold, which experienced significant price appreciation during the quarter. In March 2025, the U.S. Federal Reserve revised its 2025 U.S. GDP growth forecast for 2025 downward to 1.7% from 2.1% and increased its inflation outlook to 2.7% from 2.5%. The federal funds target rate remained unchanged during the quarter, within a range of 4.25% to 4.50%.

While the volatility factors above have inevitably impacted our overall AUM, our diverse and balanced AUM mix has provided relative stability, enabling us to mitigate the severity of declines compared to broader market indices. Our strategic emphasis on diversification, including exposure across asset classes, geographic regions and investment strategies, has allowed us to maintain resilience during periods of elevated uncertainty, underscoring the strength and effectiveness of our business model. However, fluctuations in our AUM attributable to market conditions outside of our control have had, and in the future could have, a negative impact on our revenues and operating margins.

During the quarter, the MSCI EAFE Index (local currency), MSCI EMU Index (local currency), MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 3.0%, 7.7%, 3.0% and 19.3%, respectively, while the S&P 500 and the MSCI Japan Index (local currency) decreased by 4.3% and 4.4%, respectively. The U.S. dollar weakened 2.5%, 1.8% and 0.1% versus the euro, British pound and Japanese yen, respectively, during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $286.4 billion for the three months ended March 31, 2025. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $65.2 billion for the three months ended March 31, 2025. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

32

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $79.1 billion at December 31, 2024 to $80.5 billion at March 31, 2025 due to net inflows, partly offset by market depreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $30.7 billion at December 31, 2024 to $35.1 billion at March 31, 2025 due to market appreciation and net inflows.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

●	Revenues – Total revenues increased 11.6% from the three months ended March 31, 2024 to $108.1 million in the comparable period in 2025 due to higher average AUM and higher other revenues attributable to our European listed exchange-traded products.
●	Expenses – Total operating expenses increased 7.3% from the three months ended March 31, 2024 to $73.9 million in the comparable period in 2025 primarily due to higher stock-based compensation expense and increased headcount, as well as higher third-party distribution fees, fund management and administration expenses, sales and business development expenses and marketing expenses. These increases were partly offset by lower professional fees.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense , impairments and other losses and gains. Further information is provided herein.
●	Net income – We reported net income of $24.6 million and $22.1 million during the three months ended March 31, 2025 and 2024, respectively.

Guidance Update for the Year Ending December 31, 2025

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2025 is currently estimated to range from 28% to 30% (unchanged from our guidance provided last quarter) and takes into consideration planned hires as well as year-end compensation adjustments and the annualization of hires made during 2024. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenues and operating income growth, margin expansion and our stock price performance in relation to our peers. A range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the three months ended March 31, 2025, our discretionary spending was $16.3 million. We currently estimate our discretionary spending for the year ending December 31, 2025 to range from $68.0 million to $72.0 million (unchanged from our guidance range provided last quarter).

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 80.8% during the three months ended March 31, 2025. For the year ending December 31, 2025, we currently estimate that our gross margin percentage will be 81.0% to 82.0% (unchanged from our guidance range provided last quarter). We anticipate our gross margin to be at the lower end of this range taking into consideration current AUM and revenue levels. If AUM increases from continued organic growth or favorable market conditions, we would anticipate trending toward the middle to upper end of this range.

Third-Party Distribution Fees

We currently estimate third-party distribution expense to be approximately $11.0 million to $12.0 million for the year ending December 31, 2025 (unchanged from our guidance range provided last quarter), which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2025 to be $22.0 million (unchanged from our guidance range provided last quarter), which is inclusive of approximately $2.0 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council, in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2025 to be $8.0 million (previously $7.0 million), based upon the magnitude of our forecasted interest earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% to 25.0% for the year ending December 31, 2025 (unchanged from the guidance range provided last quarter), taking into consideration the current distribution of profits between the U.S. and Europe.

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 147.0 million and 149.0 million during the year ending December 31, 2025. This guidance does not take into consideration any variability in shares associated with our Convertible Notes. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028, $11.04 per share for the 3.25% Convertible Senior Notes due 2026 and $11.82 per share for the 3.25% Convertible Senior Notes due 2029.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	Mar. 31, 2025		Dec. 31, 2024	Mar. 31, 2024
GLOBAL PRODUCTS ($ in millions)

Beginning of period assets	$109,779		$112,577	$100,124
Add: Digital Assets—Jan. 1, 2025	32		—	—
Inflows/(outflows)	3,048		(281)	1,988
Market appreciation/(depreciation)	2,928		(2,517)	5,118
End of period assets	$115,787		$109,779	$107,230
Average assets during the period	$114,622		$112,349	$102,461
Average advisory fee during the period	0.35%		0.36%	0.36%
Revenue days	90		92	91
Number of products—end of the period	375	(1)	353	338
35

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
U.S. LISTED ETFs ($ in millions)

Beginning of period assets	$79,095	$81,267	$72,486
Inflows/(outflows)	1,843	(40)	1,983
Market (depreciation)/appreciation	(407)	(2,132)	3,618
End of period assets	$80,531	$79,095	$78,087
Average assets during the period	$81,127	$80,661	$74,831
Number of ETFs—end of the period	95	78	77

EUROPEAN LISTED ETPs ($ in millions)

Beginning of period assets	$30,684	$31,310	$27,638
Inflows/(outflows)	1,104	(241)	5
Market appreciation/(depreciation)	3,336	(385)	1,500
End of period assets	$35,124	$30,684	$29,143
Average assets during the period	$33,415	$31,688	$27,630
Number of ETPs—end of the period	280	275	261

DIGITAL ASSETS ($ in millions)

Beginning of period assets	$—	$—	$—
Add: Digital Assets—Jan. 1, 2025	32	—	—
Inflows	101	—	—
Market depreciation	(1)	—	—
End of period assets	$132	$—	$—
Average assets during the period	$80	$—	$—
Number of products—end of the period	17 (1)	—	—

PRODUCT CATEGORIES ($ in millions)

U.S. Equity
Beginning of period assets	$35,414	$34,643	$29,156
Add: Digital Assets—Jan. 1, 2025	9	—	—
Inflows	963	1,099	536
Market (depreciation)/appreciation	(758)	(328)	1,978
End of period assets	$35,628	$35,414	$31,670
Average assets during the period	$36,281	$35,714	$30,154

Commodity & Currency
Beginning of period assets	$21,906	$23,034	$21,336
Add: Digital Assets—Jan. 1, 2025	1	—	—
Outflows	(159)	(440)	(460)
Market appreciation/(depreciation)	3,739	(688)	1,068
End of period assets	$25,487	$21,906	$21,944
Average assets during the period	$23,993	$22,989	$20,837

Fixed Income
Beginning of period assets	$20,043	$20,767	$21,197
Add: Digital Assets—Jan. 1, 2025	21	—	—
Inflows/(outflows)	2,088	(387)	(14)
Market appreciation/(depreciation)	78	(337)	35
End of period assets	$22,230	$20,043	$21,218
Average assets during the period	$21,464	$20,398	$21,082
36

	Three Months Ended
	Mar. 31, 2025	Dec. 31, 2024	Mar. 31, 2024
International Developed Market Equity
Beginning of period assets	$17,602	$18,075	$15,103
Inflows	474	63	1,597
Market appreciation/(depreciation)	102	(536)	1,403
End of period assets	$18,178	$17,602	$18,103
Average assets during the period	$18,275	$17,716	$16,691

Emerging Market Equity
Beginning of period assets	$10,468	$12,452	$10,726
(Outflows)/inflows	(445)	(908)	217
Market (depreciation)/appreciation	(38)	(1,076)	246
End of period assets	$9,985	$10,468	$11,189
Average assets during the period	$10,072	$11,407	$10,900

Leveraged & Inverse
Beginning of period assets	$1,924	$2,082	$1,815
Inflows/(outflows)	116	(69)	(50)
Market appreciation/(depreciation)	93	(89)	63
End of period assets	$2,133	$1,924	$1,828
Average assets during the period	$2,083	$2,032	$1,792

Cryptocurrency
Beginning of period assets	$1,912	$1,054	$414
Add: Digital Assets—Jan. 1, 2025	1	—	—
(Outflows)/inflows	(89)	315	158
Market (depreciation)/appreciation	(271)	543	302
End of period assets	$1,553	$1,912	$874
Average assets during the period	$1,900	$1,599	$614

Alternatives
Beginning of period assets	$510	$470	$377
Inflows	100	46	4
Market (depreciation)/appreciation	(17)	(6)	23
End of period assets	$593	$510	$404
Average assets during the period	$554	$494	$391

Headcount	315	313	300

_____________________________

(1)	Includes 17 digital assets products, which were launched prior to January 1, 2025.

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Selected Operating and Financial Information

	Three Months Ended March 31,			Percent
	2025	2024	Change	Change
AUM (in millions)
Average AUM	$114,622	$102,461	$12,161	11.9%
Operating Revenues (in thousands)
Advisory fees	$99,549	$92,501	$7,048	7.6%
Other revenues	8,533	4,337	4,196	96.7%
Total operating revenues	$108,082	$96,838	$11,244	11.6%

Operating Revenues

Advisory fees

Advisory fee revenues increased 7.6% from $92.5 million during the three months ended March 31, 2024 to $99.5 million in the comparable period in 2025 due to higher average AUM. Our average advisory fee was 0.35% during the three months ended March 31, 2025 and 0.36% during the three months ended March 31, 2024.

Other revenues

Other revenues increased 96.7% from $4.3 million during the three months ended March 31, 2024 to $8.5 million in the comparable period in 2025 due to higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Three Months Ended March 31,			Percent
(in thousands)	2025	2024	Change	Change
Compensation and benefits	$33,788	$31,054	$2,734	8.8%
Fund management and administration	20,714	19,962	752	3.8%
Marketing and advertising	4,813	4,408	405	9.2%
Sales and business development	4,137	3,611	526	14.6%
Professional fees	2,782	3,630	(848)	(23.4% )
Occupancy, communications and equipment	1,482	1,210	272	22.5%
Depreciation and amortization	540	383	157	41.0%
Third-party distribution fees	3,112	2,307	805	34.9%
Other	2,552	2,323	229	9.9%
Total operating expenses	$73,920	$68,888	$5,032	7.3%
	Three Months Ended March 31,
As a Percent of Revenues:	2025	2024
Compensation and benefits	31.1%	32.1%
Fund management and administration	19.2%	20.6%
Marketing and advertising	4.5%	4.6%
Sales and business development	3.8%	3.7%
Professional fees	2.6%	3.7%
Occupancy, communications and equipment	1.4%	1.2%
Depreciation and amortization	0.5%	0.4%
Third-party distribution fees	2.9%	2.4%
Other	2.4%	2.4%
Total operating expenses	68.4%	71.1%

Compensation and benefits

Compensation and benefits expense increased 8.8% from $31.1 million during the three months ended March 31, 2024 to $33.8 million in the comparable period in 2025 due to higher stock-based compensation expense and increased headcount. Headcount was 300 and 315 at March 31, 2024 and 2025, respectively.

Fund management and administration

Fund management and administration expense increased 3.8% from $20.0 million during the three months ended March 31, 2024 to $20.7 million in the comparable period in 2025 primarily due to higher average AUM. We had 78 U.S. listed ETFs and 275 European listed ETPs at March 31, 2024 compared to 78 U.S. listed ETFs, 280 European listed ETPs and 17 digital assets products at March 31, 2025.

Marketing and advertising

Marketing and advertising expense increased 9.2% from $4.4 million during the three months ended March 31, 2024 to $4.8 million in the comparable period in 2025 primarily due to higher spend related to our U.S. listed ETFs.

Sales and business development

Sales and business development expense increased 14.6% from $3.6 million during the three months ended March 31, 2024 to $4.1 million in the comparable period in 2025 primarily due to increases in travel and events spending, as well as higher spending on sales tools and data.

Professional fees

Professional fees expense decreased 23.4% from $3.6 million during the three months ended March 31, 2024 to $2.8 million in the comparable period in 2025 as the prior period included activist campaign expenses and expenses incurred in connection with a settlement with the U.S. Securities and Exchange Commission regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”).

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 22.5% from $1.2 million during the three months ended March 31, 2024 to $1.5 million in the comparable period in 2025 primarily due to higher internet and communications expenses.

Depreciation and amortization

Depreciation and amortization expense increased 41.0% from $0.4 million during the three months ended March 31, 2024 to $0.5 million in the comparable period in 2025 primarily due to higher amortization of capitalized software.

Third-party distribution fees

Third-party distribution fees expense increased 34.9% from $2.3 million during the three months ended March 31, 2024 to $3.1 million in the comparable period in 2025 due to growth in AUM across our various platforms.

Other

Other expenses were essentially unchanged from the three months ended March 31, 2024.

Other Income/(Expenses)

	Three Months Ended March 31,					Percent
(in thousands)	2025		2024		Change	Change
Interest expense	$(5,441)		$(4,128)		$(1,313)	31.8%
Interest income	1,897		1,398		499	35.7%
Other losses and gains, net	(250)		2,592		(2,842)	n/a
Total other expenses, net	$(3,794)		$(138)		$(3,656)	2,649.3%
	Three Months Ended March 31,
As a Percent of Revenues:	2025		2024
Interest expense	(5.1%	)	(4.2%	)
Interest income	1.8%		1.4%
Other losses and gains, net	(0.2%	)	2.7%
Total other expenses, net	(3.5%	)	(0.1%	)

Interest expense

Interest expense increased 31.8% from $4.1 million during the three months ended March 31, 2024 to $5.4 million in the comparable period in 2025 due to a higher level of debt outstanding, partly offset by a lower average interest rate. Our effective interest rate during the three months ended March 31, 2024 and 2025 was 5.0% and 3.9%, respectively.

Interest income

Interest income increased 35.7% from $1.4 million during the three months ended March 31, 2024 to $1.9 million in the comparable period in 2025 due to a higher level of interest earning assets.

Other losses and gains, net

Other losses and gains, net were $2.6 million and ($0.3) million during the three months ended March 31, 2024 and 2025, respectively. The three months ended March 31, 2025 includes net losses of $0.4 million on our financial instruments and net gains of $0.3 million on our investments. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended March 31, 2025 was 18.9%, resulting in income tax expense of $5.7 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes and non-deductible executive compensation.

Our effective income tax rate during the three months ended March 31, 2024 was 20.5%, resulting in income tax expense of $5.7 million. The effective tax rate differs from the federal statutory rate of 21% primarily due to the decrease in the deferred tax asset valuation allowance on losses recognized on our financial instruments owned, tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

Non-GAAP Financial Measurements

In an effort to provide additional information regarding our results as determined by GAAP, we also disclose certain non-GAAP information which we believe provides useful and meaningful information. Our management reviews these non-GAAP financial measurements when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning, do not replace nor are they superior to GAAP financial measurements and are unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measurements should be considered in the context with our GAAP results. The non-GAAP financial measurements contained in this Report include:

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Legal and other related expenses covered by insurance: During the year ended December 31, 2024, we incurred $4.3 million of legal and other related expenses in connection with the SEC ESG Settlement. These expenses were covered by insurance and reimbursed on April 7, 2025. GAAP requires that such covered expenses be reported gross in the income statement such that revenues are recorded to offset expenses incurred. We offset the revenues and related expenses when calculating our non-GAAP financial measurements as the gross presentation serves to overstate our revenues and expenses recognized in the ordinary course of business.
●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce volatility in earnings and are not core to our operating business.
●	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce volatility in earnings and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal annual installments on the first, second and third anniversaries of the closing date, with no requirement to pay interest. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.

●	Other items: Gains and losses recognized on our investments, changes in deferred tax asset valuation allowance and expenses incurred in response to an activist campaign are excluded when calculating our non-GAAP financial measurements.

	Three Months Ended
Adjusted Net Income and Diluted Earnings per Share:	Mar. 31, 2025	Mar. 31, 2024
Net income, as reported	$24,629	$22,111
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(2,083)	(699)
Add back: Imputed interest on payable to GBH, net of income taxes	344	504
Add back/(deduct): Losses/(gains) on financial instruments owned, net of income taxes	333	(1,562)
Deduct: Gains recognized on investments, net of income taxes	(239)	(93)
Add back/(deduct): Increase/(decrease) in deferred tax asset valuation allowance on financial instruments owned and investments	30	(531)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	526
Adjusted net income	$23,014	$20,256
Deduct: Income distributed to participating securities	—	(462)
Deduct: Undistributed income allocable to participating securities	(22)	(1,446)
Adjusted net income available to common stockholders	$22,992	$18,348
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 17 to our Consolidated Financial Statements)	146,379	149,989
Adjusted earnings per share – diluted	$0.16	$0.12

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2025	December 31, 2024
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$170,373	$181,191
Financial instruments owned, at fair value	85,294	85,439
Accounts receivable	46,125	44,866
Total: Liquid assets	301,792	311,496
Less: Total current liabilities	(81,864)	(109,197)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(20,848)	(20,866)
Less: Regulatory capital requirements	(35,580)	(39,423)
Total: Available liquidity	$163,500	$142,216

	Three Months Ended March 31,
	2025	2024
Cash Flow Data (in thousands):
Operating cash flows	$6,370	$(1,038)
Investing cash flows	(214)	2,028
Financing cash flows	(19,208)	(12,817)
Foreign exchange rate effect	2,234	(552)
Decrease in cash, cash equivalents and restricted cash	$(10,818)	$(12,379)

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

Cash, cash equivalents and restricted cash decreased by $10.8 million during the three months ended March 31, 2025 due to $12.7 million used to repurchase our common stock, $4.6 million used to pay dividends, $1.9 million of excise tax paid on common stock repurchased and $0.6 million used to pay for software development. These decreases were partly offset by $6.4 million provided from operating activities, $0.4 million of proceeds from the sale of financial instruments owned, at fair value and $2.2 million from other activities.

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

Convertible Notes

We have the following convertible notes outstanding as of March 31, 2025:

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

As of March 31, 2025, we had an aggregate principal amount of $520.8 million outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2025 was approximately $35.6 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the three months ended March 31, 2025, we repurchased 1,282,498 shares of our common stock under the repurchase program for an aggregate cost of $12.7 million. Currently, approximately $150.0 million remains under this program for future purchases.

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

The Convertible Notes require cash settlement of up to the principal amount, while settlement of the conversion obligation in excess of the aggregate principal amount may be satisfied in either cash, shares of our common stock or a combination of cash and shares of our common stock. We may settle and/or refinance these obligations when due

See the section titled “Convertible Notes” above for additional information.

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we have paid GBH $54.8 million to date, with the remainder of the purchase price payable in equal, interest-free installments on the second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $0.6 million at March 31, 2025. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 10 to our Consolidated Financial Statements for additional information.

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

Goodwill is allocated to our U.S. and European components. For impairment testing purposes, these components are aggregated as a single reporting unit as they fall under the same operating segment and have similar economic characteristics.

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

Investments

We account for equity investments that do not have a readily determinable fair value under the measurement alternative prescribed within Accounting Standards Codification Topic 321, Investments – Equity Securities, to the extent such investments are not subject to consolidation or the equity method. Under the measurement alternative, these financial instruments are carried at cost, less any impairment (assessed quarterly), plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In addition, income is recognized when dividends are received only to the extent they are distributed from net accumulated earnings of the investee. Otherwise, such distributions are considered returns of investment and are recorded as a reduction of the cost of the investment. See Note 6 to our Consolidated Financial Statements for information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $134.0 million and $110.0 million as of December 31, 2024 and March 31, 2025, respectively. During the three months ended March 31, 2025, we recognized losses on these financial instruments of $0.4 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 11 to our Consolidated Financial Statements for additional information regarding actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €26.2 million ($28.4 million), including €15.2 million ($16.5 million) of claims resolved in our favor, which have been appealed.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2025 to January 31, 2025	1,280,001	$9.92	1,280,001
February 1, 2025 to February 28, 2025	—	$—	—
March 1, 2025 to March 31, 2025	2,497	$8.50	2,177
Total	1,282,498	$9.91	1,282,498	$149,980

On February 24, 2025, our Board of Directors approved an increase of $129.2 million to our share repurchase program, bringing the total authorization to $150.0 million, and extended the program’s term for three years through April 27, 2028. During the three months ended March 31, 2025, we repurchased 1,282,498 shares of our common stock under this program for an aggregate cost of approximately $12.7 million. As of March 31, 2025, $150.0 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

On February 25, 2025, R. Jarrett Lilien, our President and Chief Operating Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Lilien will sell up to an aggregate of 75,000 shares of our common stock, subject to certain price limitations set forth in the plan. The plan will terminate on December 15, 2025. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the required cooling off period.

During the three months ended March 31, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Certificate of Designations of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 20, 2023)
3.6	Certificate of Elimination of Series B Junior Participating Cumulative Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 18, 2025)
3.7	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.11	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2025 (Unaudited) and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and March 31, 2024 (Unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 9th day of May 2025.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

