Form 10-Q
period 2025-06-30
WisdomTree, Inc.
filed 2025-08-06
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025, there were 147,107,121 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements may include projections relating to our proposed acquisition of Ceres Partners, LLC, including expected accretion to earnings, strategic benefits and related assumptions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in subsequent reports filed with or furnished to the Securities and Exchange Commission, or the SEC. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the SEC as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

●	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
●	anticipated levels of inflows into and outflows out of our ETPs;
●	our ability to deliver favorable rates of return to investors;
●	competition in our business;
●	whether we will experience future growth;
●	our ability to develop new products and services and their potential for success;
●	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
●	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Prime and WisdomTree Connect, and achieve its objectives;
●	our ability to successfully operate and expand our business in non-U.S. markets;
●	the effect of laws and regulations that apply to our business;
●	the potential benefits of the proposed acquisition of Ceres Partners, LLC, including financial or strategic outcomes; and
●	our ability to consummate, and to successfully implement our strategic goals relating to, the proposed acquisition, and integrate the acquired business.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $16,326 invested in the WisdomTree Government Money Market Digital Fund at June 30, 2025 and December 31, 2024) (Note 3)	$193,673	$181,191
Financial instruments owned, at fair value (including $90,886 and $78,540 invested in WisdomTree products at June 30, 2025 and December 31, 2024, respectively) (Note 5)	97,749	85,439
Accounts receivable (including $37,410 and $34,959 due from related parties at June 30, 2025 and December 31, 2024, respectively)	43,070	44,866
Income taxes receivable	4,129	—
Prepaid expenses	10,491	5,340
Other current assets	1,543	1,542
Total current assets	350,655	318,378
Fixed assets, net	316	336
Deferred tax assets, net (Note 17)	6,145	11,656
Investments (Note 6)	13,843	8,922
Right of use assets—operating leases (Note 10)	2,085	880
Goodwill (Note 19)	86,841	86,841
Intangible assets, net (Note 19)	606,236	605,896
Other noncurrent assets	756	631
Total assets	$1,066,877	$1,033,540
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Fund management and administration payable	$33,084	$31,135
Compensation and benefits payable	22,217	39,701
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 9)	14,804	14,804
Income taxes payable	—	724
Operating lease liabilities (Note 10)	1,352	709
Convertible notes—current (Note 8)	149,170	—
Accounts payable and other liabilities	23,226	22,124
Total current liabilities	243,853	109,197
Convertible notes (Note 8)	364,115	512,033
Payable to GBH (Note 9)	13,083	12,159
Operating lease liabilities (Note 10)	739	171
Total liabilities	621,790	633,560
Contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 147,061 and 146,102 at June 30, 2025 and December 31, 2024, respectively	1,471	1,461
Additional paid-in capital	269,344	270,303
Accumulated other comprehensive income/(loss)	3,860	(1,607)
Retained earnings	170,412	129,823
Total stockholders’ equity	445,087	399,980
Total liabilities and stockholders’ equity	$1,066,877	$1,033,540

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Revenues:
Advisory fees	$103,241	$98,938	$202,790	$191,439
Other revenues	9,380	8,096	17,913	12,433
Total revenues	112,621	107,034	220,703	203,872
Operating Expenses:
Compensation and benefits	32,827	30,790	66,615	61,844
Fund management and administration	21,252	20,139	41,966	40,101
Marketing and advertising	5,330	5,110	10,143	9,518
Sales and business development	4,232	3,640	8,369	7,251
Professional fees	3,177	6,594	5,959	10,224
Occupancy, communications and equipment	1,559	1,314	3,041	2,524
Depreciation and amortization	580	418	1,120	801
Third-party distribution fees	4,083	2,687	7,195	4,994
Acquisition-related costs	1,967	—	1,967	—
Other	2,982	2,831	5,534	5,154
Total operating expenses	77,989	73,523	151,909	142,411
Operating income	34,632	33,511	68,794	61,461
Other Income/(Expenses):
Interest expense	(5,490)	(4,140)	(10,931)	(8,268)
Interest income	2,090	1,438	3,987	2,836
Other gains and losses, net	638	(1,283)	388	1,309
Income before income taxes	31,870	29,526	62,238	57,338
Income tax expense	7,093	7,767	12,832	13,468
Net income	$24,777	$21,759	$49,406	$43,870
Earnings per share—basic	$0.17	$0.13	$0.35	$0.27
Earnings per share—diluted	$0.17	$0.13	$0.34	$0.26
Weighted-average common shares—basic	143,076	146,896	142,830	146,680
Weighted-average common shares—diluted	146,640	166,359	146,513	165,872
Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$24,777	$21,759	$49,406	$43,870
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	3,561	(24)	5,467	(383)
Other comprehensive income/(loss)	3,561	(24)	5,467	(383)
Comprehensive income	$28,338	$21,735	$54,873	$43,487

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income	Retained Earnings	Total
Balance—April 1, 2025	147,034	$1,470	$263,818	$299	$150,044	$415,631
Restricted stock issued and vesting of restricted stock units, net	27	1	(1)	—	—	—
Stock-based compensation	—	—	5,527	—	—	5,527
Other comprehensive income	—	—	—	3,561	—	3,561
Dividends	—	—	—	—	(4,409)	(4,409)
Net income	—	—	—	—	24,777	24,777
Balance—June 30, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087

	Three Months Ended June 30, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—April 1, 2024	151,819	$1,518	$309,768	$(907)	$112,858	$423,237
Restricted stock issued and vesting of restricted stock units, net	38	1	(1)	—	—	—
Stock-based compensation	—	—	5,592	—	—	5,592
Other comprehensive loss	—	—	—	(24)	—	(24)
Dividends	—	—	—	—	(5,000)	(5,000)
Net income	—	—	—	—	21,759	21,759
Balance—June 30, 2024	151,857	$1,519	$315,359	$(931)	$129,617	$445,564

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,241	23	(23)	—	—	—
Shares repurchased	(1,282)	(13)	(12,701)	—	—	(12,714)
Stock-based compensation	—	—	11,765	—	—	11,765
Other comprehensive income	—	—	—	5,467	—	5,467
Dividends	—	—	—	—	(8,817)	(8,817)
Net income	—	—	—	—	49,406	49,406
Balance—June 30, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087

	Six Months Ended June 30, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—January 1, 2024	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	2,623	27	(27)	—	—	—
Shares repurchased	(1,096)	(11)	(7,809)	—	—	(7,820)
Stock-based compensation	—	—	10,755	—	—	10,755
Other comprehensive loss	—	—	—	(383)	—	(383)
Dividends	—	—	—	—	(9,994)	(9,994)
Net income	—	—	—	—	43,870	43,870
Balance—June 30, 2024	151,857	$1,519	$315,359	$(931)	$129,617	$445,564

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$49,406	$43,870
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(32,532)	(25,365)
Stock-based compensation	11,765	10,755
Deferred income taxes	4,206	4,326
Amortization of issuance costs—convertible notes	1,252	750
Depreciation and amortization	1,120	801
Imputed interest on payable to GBH	923	1,342
(Gains)/losses on investments	(920)	1,195
Gains on financial instruments owned, at fair value	(844)	(1,772)
Amortization of right of use asset	662	647
Changes in operating assets and liabilities:
Accounts receivable	3,562	(7,132)
Income taxes payable	(4,770)	(2,028)
Prepaid expenses	(5,000)	(3,353)
Gold and other precious metals	31,543	24,972
Other assets	(143)	(118)
Fund management and administration payable	1,272	(3,430)
Compensation and benefits payable	(18,273)	(17,657)
Operating lease liabilities	(655)	(662)
Accounts payable and other liabilities	2,602	4,031
Net cash provided by operating activities	45,176	31,172
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(15,756)	(14,193)
Purchase of investments	(4,000)	—
Cash paid—software development	(1,323)	(1,184)
Purchase of fixed assets	(117)	(102)
Proceeds from the sale of financial instruments owned, at fair value	4,478	5,303
Proceeds from held-to-maturity securities maturing or called prior to maturity	6	12
Proceeds from the exit from investment in Securrency, Inc.	—	465
Net cash used in investing activities	(16,712)	(9,699)
Cash flows from financing activities:
Common stock repurchased	(12,714)	(7,820)
Dividends paid	(8,923)	(9,873)
Excise taxes paid on common stock repurchased	(1,868)	—
Net cash used in financing activities	(23,505)	(17,693)
Increase/(decrease) in cash flow due to changes in foreign exchange rate	7,523	(626)
Net increase in cash, cash equivalents and restricted cash	12,482	3,154
Cash, cash equivalents and restricted cash—beginning of year	181,191	129,305
Cash, cash equivalents and restricted cash—end of period	$193,673	$132,459
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13,468	$11,138
Cash paid for interest	$8,850	$6,175

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models, solutions, as well as digital asset-related products. Building on its heritage of innovation, the Company offers next-generation digital products and services related to tokenized real world assets and stablecoins, including blockchain-enabled mutual funds (“Digital Funds”), as well as its blockchain-native digital wallet, WisdomTree Prime, and institutional platform, WisdomTree Connect. The Company has the following wholly-owned operating subsidiaries:

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

Acquisition-related Costs

The Company accounts for business combinations in accordance with ASC 805, Business Combinations, with acquisitions recorded using the acquisition method. Transaction costs associated with acquisitions are expensed as incurred.

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

The Global Intangible Low-Taxed Income (“GILTI”) provisions of current tax law requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. An accounting policy election is available to either account for the tax effects of GILTI in the period that is subject to such taxes or to provide deferred taxes for book and tax basis differences that upon reversal may be subject to such taxes. The Company accounts for the tax effects of these provisions in the period that is subject to such tax.

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

Recently Adopted Accounting Pronouncements

On December 14, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this standard on a prospective basis for the year ended December 31, 2024. See Note 17 for additional information.

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $193,673 and $181,191 at June 30, 2025 and December 31, 2024, respectively, $180,012 and $155,871 were held at three financial institutions. At June 30, 2025 and December 31, 2024, cash equivalents were approximately $114,140 and $48,336, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $37,407 and $39,423 at June 30, 2025 and December 31, 2024, respectively. Of these amounts, $14,289 and $13,403, at June 30, 2025 and December 31, 2024, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2025 and 2024, there were no transfers between Levels 2 and 3.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$114,140	$114,140	$—	$—
Financial instruments owned, at fair value:
ETFs	74,648	74,648	—	—
Pass-through GSEs	6,493	—	6,493	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,549	—	5,549	—
Equities	9,105	9,105	—	—
Fixed income	1,954	1,032	922	—
Other investments	850	—	—	850
Total	$212,739	$198,925	$12,964	$850

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$48,336	$48,336	$—	$—
Financial instruments owned, at fair value:
ETFs	62,907	62,907	—	—
Pass-through GSEs	6,898	—	6,898	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,251	—	5,251
Equities	8,478	8,478	—	—
Fixed income	1,905	1,019	886	—
Other investments	687	—	—	687
Total	$134,462	$120,740	$13,035	$687
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares0F0F(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

Recurring Fair Value Measurements – Methodology

Cash Equivalents (Note 3) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days, as well as institutional money market funds that invest in short-term, high-quality U.S. Treasury and government agency securities and aim to maintain a stable $1.00 net asset value per share. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investments in Convertible Notes (Note 6)
Beginning balance	$755	$—	$687	$—
Purchases	—	—	—	—
Net unrealized gains(1)	95	—	163	—
Ending balance	$850	$—	$850	$—

5. Financial instruments owned

These instruments consist of the following:

	June 30, 2025	December 31, 2024
Financial instruments owned
Trading securities	$81,141	$69,805
Other assets—seed capital (WisdomTree Digital Funds)	16,608	15,634
Total	$97,749	$85,439

The Company recognized net trading gains/(losses) on financial instruments owned that were still held at the reporting dates of $1,110 and $503, respectively, during the three and six months ended June 30, 2025, and ($67) and $1,837, respectively, during the comparable periods in 2024, which were recorded in other gains and losses, net, in the Consolidated Statements of Operations.

6. Investments

The following is a summary of the Company’s investments:

	June 30, 2025		December 31, 2024
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$8,993	$8,091	$8,235	$8,091
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	—	—
Other investments	850	674	687	674
Total	$13,843	$12,765	$8,922	$8,765

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. During the three months ended June 30, 2024, the Company recognized a loss of $1,318 on its investment in Fnality, which is recorded in other gains and losses, net on the Consolidated Statements of Operations. This investment was re-measured to fair value upon the conversion of Fnality’s Series B-2 Preference Shares held by other investors into Series B-1 Preference Shares, which occurred in June 2024. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value was allocated across the capital structure using the Black-Scholes option pricing model. The table below presents the inputs used in the backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

Inputs
June 17, 2024
Expected volatility	60%
Time to exit (in years)	4.35
Probability that Series B-2 Preference Shares convert into Series B-1 Preference Shares	N/A

Net unrealized gains/(losses) recognized on this investment were $511 and $758, respectively, during the three and six months ended June 30, 2025 and ($78) and ($1,396), respectively, during the comparable periods in 2024, inclusive of changes in the British pound to U.S. dollar exchange rate. These results are recorded in other gains and losses, net on the Consolidated Statements of Operations.

There was no impairment recognized on this investment during the three and six months ended June 30, 2025 based upon a qualitative assessment.

Quorus Inc.

In June 2025, the Company made a $4,000 strategic investment in Quorus Inc. (“Quorus”), a company focused on empowering asset managers and financial advisors with innovative solutions for custom portfolio management. In consideration of its investment, the Company received 3,798,562 shares of Series Seed-1 Preferred Stock representing approximately 23.8% ownership of Quorus (or 20.4% on a fully diluted basis). The shares of Series Seed-1 Preferred Stock are convertible into common stock at the option of the Company and contain various rights and protections, including non-cumulative dividend rights that participate on an as-converted, pari passu basis with the common stock, only payable if and when declared by the board of directors of Quorus, and a 1.0x non-participating liquidation preference that is senior to all other holders of capital stock of Quorus.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the three and six months ended June 30, 2025 based upon a qualitative assessment.

Other Investments

On October 2, 2024, the Company purchased an investment of $674. During the three and six months ended June 30, 2025, the Company recognized an unrealized gain of $95 and $163, respectively, recorded in other gains and losses, net in the Consolidated Statements of Operations.

7. Fixed Assets, Net

The following table summarizes fixed assets:

	June 30, 2025	December 31, 2024
Equipment	$1,186	$1,069
Less: accumulated depreciation	(870)	(733)
Total	$316	$336

8. Convertible Notes

The Company has the following convertible notes outstanding as of June 30, 2025:

●	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25,845 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”); and
●	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

As of June 30, 2025, the Company had an aggregate principal amount of $520,845 outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

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

The following table provides a summary of the Convertible Notes at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	2026 Notes	2028 Notes	2029 Notes	Total	2026 Notes	2028 Notes	2029 Notes	Total
Principal amount	$150,000	$25,845	$345,000	$520,845	$150,000	$25,845	$345,000	$520,845
Less: Unamortized issuance costs	(830)	(403)	(6,327)	(7,560)	(1,263)	(466)	(7,083)	(8,812)
Carrying amount	$149,170	$25,442	$338,673	$513,285	$148,737	$25,379	$337,917	$512,033
Effective interest rate(1)	3.83%	6.25%	3.70%	3.86%	3.83%	6.25%	3.70%	3.86%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $5,022 and $10,008, respectively, during the three and six months ended June 30, 2025 and $3,463 and $6,926, respectively, during the comparable periods in 2024. Interest payable of $5,014 and $5,107 at June 30, 2025 and December 31, 2024, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $600,359 and $571,031, respectively, at June 30, 2025 and December 31, 2024. The if-converted value of the 2026 Notes and the 2028 Notes was $156,386 and $31,182, respectively, at June 30, 2025. The if-converted value of the 2029 Notes did not exceed the principal amount at June 30, 2025. The if-converted value of the 2028 Notes was $28,446 at December 31, 2024. The if-converted value of the 2026 Notes and the 2029 Notes did not exceed the principal amount at December 31, 2024.

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

	June 30, 2025	December 31, 2024
Current:	$14,804	$14,804
Long-term	13,083	12,159
Total	$27,887	$26,963

Interest expense recognized was $468 and $923, respectively, during the three and six months ended June 30, 2025 and $677 and $1,342, respectively, during the comparable periods in 2024 and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

10. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$337	$323	$662	$647
Short-term lease cost	43	70	95	140
Total lease cost	$380	$393	$757	$787
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$329	$331	$655	$662
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.8	0.9	1.8	0.9
Weighted-average discount rate—operating leases	6.6%	6.6%	6.6%	6.6%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at June 30, 2025 with respect to the Company’s operating lease liabilities:

Remainder of 2025	$675
2026	1,190
2027 and thereafter	333
Total future minimum lease payments (undiscounted)	$2,198

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2025 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,352
Lease liability—long term	739
Subtotal	2,091
Difference between undiscounted and discounted cash flows	107
Total future minimum lease payments (undiscounted)	$2,198

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

Since February 2022, seven of the eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by all investors related to the remaining open and appealed claims were approximately €15,270 ($17,900) at June 30, 2025.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($9,790) resulting from the closure of 3OIL. A writ of summons has not been served.

The Company continues to assess the open and appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at June 30, 2025 and December 31, 2024.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	June 30, 2025	December 31, 2024
Carrying Amount—Assets:
Fnality International Limited—Series B-1 Preference Shares	$8,993	$8,235
Other investments	850	687
Total	$9,843	$8,922
Maximum exposure to loss	$9,843	$8,922

13. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Advisory fees	$103,241	$98,938	$202,790	$191,439
Other revenues	9,380	8,096	17,913	12,433
Total operating revenues	$112,621	$107,034	$220,703	$203,872

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
United States	$69,812	$69,882	$139,281	$135,712
Jersey	34,968	31,633	67,561	57,727
Ireland	7,841	5,519	13,861	10,433
Total operating revenues	$112,621	$107,034	$220,703	$203,872

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	June 30, 2025	December 31, 2024
Receivable from WTT	$24,177	$24,672
Receivable from ManJer Issuers	6,379	5,155
Receivable from WMAI and WTICAV	6,854	5,132
Total	$37,410	$34,959

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Advisory services provided to WTT	$69,242	$69,375	$138,097	$134,277
Advisory services provided to ManJer Issuers	26,158	24,044	50,832	46,729
Advisory services provided to WMAI and WTICAV	7,841	5,519	13,861	10,433
Total	$103,241	$98,938	$202,790	$191,439

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of $107,212 and $89,822, respectively, at June 30, 2025 and December 31, 2024. This includes $5,251 and $5,232, respectively, of seed investments in the WisdomTree Government Money Market Digital Fund, as well as $16,608 and $15,616, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management (referred to herein as “other assets–seed capital”) at June 30, 2025 and December 31, 2024. The Company has also invested an additional $11,075 and $6,050, respectively, in the WisdomTree Government Money Market Digital Fund at June 30, 2025 and December 31, 2024.

Net unrealized and realized gains/(losses) related to trading WisdomTree products were $1,290 and $785, respectively, during the three and six months ended June 30, 2025 and ($161) and $1,784, respectively, during the comparable periods in 2024. Such gains and losses are recorded in other gains and losses, net on the Consolidated Statements of Operations.

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

Stock options:	Generally issued for terms of ten years and may vest after at least one year of service and have an exercise price equal to the Company’s stock price on the grant date. The Company estimates the fair value of stock options (when granted) using the Black-Scholes option pricing model.

RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably, on an annual basis, over three years. For non-employee directors, such awards generally vest on the one-year anniversary of the grant date.

Deferred RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest on the one-year anniversary of the grant date. The awards are issued pursuant to the Company’s Non-Employee Director Deferred Compensation Program and are settled based on timing elected by the recipient in advance.
PRSUs:	These awards cliff vest three years from the grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte Carlo simulation is used to value these awards.
PRSUs:	The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

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

Stock-based compensation expense was $5,527 and $11,765, respectively, during the three and six months ended June 30, 2025 and $5,592 and $10,755, respectively, during the comparable periods in 2024.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$26,359	1.14

A summary of stock-based compensation award activity (shares) during the three months ended June 30, 2025 is as follows:

	RSA	RSU		PRSU
Balance at April 1, 2025	3,966,044	286,969		1,416,571
Granted	39,484	39,484		—
Vested	(40,608)	—		—
Forfeited	(12,000)	—		—
Stock dividends accrued	—	454		4,494
Balance at June 30, 2025	3,952,920	326,907	(1)	1,421,065

_____________________________

(1)	Includes 145,251 deferred RSUs that have vested.

16. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2025	2024	2025	2024
Net income	$24,777	$21,759	$49,406	$43,870
Less: Income distributed to participating securities	—	(462)	—	(924)
Less: Undistributed income allocable to participating securities	—	(1,603)	(24)	(3,260)
Net income available to common stockholders—Basic EPS	$24,777	$19,694	$49,382	$39,686
Weighted average common shares (in thousands)	143,076	146,896	142,830	146,680
Basic earnings per share	$0.17	$0.13	$0.35	$0.27

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2025	2024	2025	2024
Net income available to common stockholders	$24,777	$19,694	$49,382	$39,686
Add back: Undistributed income allocable to participating securities	—	1,603	24	3,260
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	(1,561)	(23)	(3,182)
Net income available to common stockholders—Diluted EPS	$24,777	$19,736	$49,383	$39,764
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	143,076	146,896	142,830	146,680
Dilutive effect of common stock equivalents, excluding participating securities	3,564	4,312	3,601	3,962
Weighted average diluted shares, excluding participating securities (in thousands)	146,640	151,208	146,431	150,642
Diluted earnings per share	$0.17	$0.13	$0.34	$0.26

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating common stock equivalents were 190 and 160, respectively, for the three and six months ended June 30, 2025 and 6 and 8, respectively, for the comparable periods in 2024 (shares herein are reported in thousands).

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and six months ended June 30, 2025 and 2024 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2025	2024	2025	2024
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	146,640	166,359	146,513	165,872
Less: Participating securities
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock	—	(14,750)	—	(14,750)
Potentially dilutive restricted stock awards	—	(401)	(82)	(480)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	146,640	151,208	146,431	150,642

17. Income Taxes

Effective Income Tax Rate – Three and Six Months Ended June 30, 2025

The Company’s effective income tax rate during the three months ended June 30, 2025 was 22.3%, resulting in income tax expense of $7,093. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to state and local income taxes, partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the six months ended June 30, 2025 was 20.6%, resulting in income tax expense of $12,832. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

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

The Company’s effective income tax rate during the six months ended June 30, 2024 was 23.5%, resulting in income tax expense of $13,468. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible executive compensation and state and local income taxes. These items were partly offset by a lower tax rate on foreign earnings and tax windfalls associated with the vesting of stock-based compensation awards.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
United States - Federal	$3,716
United States - State and local	1,820
United Kingdom	7,897
Other	35
$13,468

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Deferred tax assets:
Capital losses	$6,757	$21,984
Accrued expenses	3,249	6,465
Stock-based compensation	1,706	2,843
NOLs—Foreign	1,054	1,024
Interest carryforward.	641	—
Goodwill and intangible assets	610	705
Operating lease liabilities	419	95
Software capitalization	294	199
Foreign currency translation adjustment	—	427
Other	319	331
Deferred tax assets	15,049	34,073
Deferred tax liabilities:
Foreign currency translation adjustment	1,026	—
Fixed assets and prepaid assets	559	246
Unrealized gains	566	76
Right of use assets—operating leases	418	95
Unremitted earnings—European subsidiaries	144	92
Deferred tax liabilities	2,713	509
Total deferred tax assets less deferred tax liabilities	12,336	33,564
Less: Valuation allowance	(6,191)	(21,908)
Deferred tax assets, net	$6,145	$11,656

Capital Losses – U.S.

The Company’s tax effected capital losses at June 30, 2025 were $6,757. These capital losses expire between the years 2025 and 2030. During the six months ended June 30, 2025, tax effected capital losses in the amount of $15,294 expired.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $1,054 at June 30, 2025.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of June 30, 2025, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2020.

Uncertain Tax Positions

There were no unrecognized tax benefits at June 30, 2025 and December 31, 2024.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $144 and $92 at June 30, 2025 and December 31, 2024, respectively.

U.S. Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, extending or modifying several provisions of the Tax Cuts and Jobs Act of 2017.  The OBBBA left corporate income tax rates unchanged, but reinstated immediate expensing of domestic research and development expenditures, revised Section 163(j) interest limitations, expanded Section 162(m) aggregation rules, updated GILTI provisions and restored 100% bonus depreciation, among other changes.

While the OBBBA is expected to accelerate certain previously deferred tax deductions, it is not otherwise anticipated to have a material impact to the Company’s financial statements.

18. Shares Repurchased

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

The Company repurchased zero and 1,282,498 shares, respectively, of its common stock under this program during the three and six months ended June 30, 2025 and zero and 1,096,278 shares, respectively, during the comparable periods in 2024. The aggregate cost of the shares repurchased during the three and six months ended June 30, 2025 was $0 and $12,714, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2024 was $0 and $7,820, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of June 30, 2025, $149,980 remained under this program for future purchases.

19. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2025	$86,841
Changes	—
Balance at June 30, 2025	$86,841

Of the total goodwill of $86,841 at June 30, 2025, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at June 30, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	8,178	(3,189)	4,989
Balance at June 30, 2025	$609,425	$(3,189)	$606,236
	Balance at December 31, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	6,855	(2,206)	4,649
Balance at December 31, 2024	$608,102	$(2,206)	$605,896

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $544 and $983, respectively, during the three and six months ended June 30, 2025 and $359 and $686, respectively, during the comparable periods in 2024.

As of June 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2025	$1,145
2026	2,113
2027	1,214
2028 and thereafter	517
Total expected amortization expense	$4,989

The weighted-average remaining useful life of the finite-lived intangible assets is 2.3 years.

20. Segment Information

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating revenues	$112,621	$107,034	$220,703	$203,872
Operating income	34,632	33,511	68,794	61,461
Add back: Expenses incurred in response to an activist campaign	—	4,271	—	4,966
Add back: Acquisition-related costs	1,967	—	1,967	—
Adjusted operating income	$36,599	$37,782	$70,761	$66,427
Operating income margin	30.8%	31.3%	31.2%	30.1%
Adjusted operating income margin	32.5%	35.3%	32.1%	32.6%

Expenses incurred in response to an activist campaign for the three and six months ended June 30, 2024 include $4,271 and $4,966, respectively, of professional fees. Acquisition-related costs for the three and six months ended June 30, 2025 include $1,967 of professional fees.

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

21. Subsequent Events

Equity Purchase Agreement with Ceres Partners, LLC

On July 31, 2025, the Company and WisdomTree Farmland Holdings, Inc. (the “Purchaser”), a wholly-owned subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Ceres Partners, LLC, an Indiana limited liability company (“Ceres”), the members of Ceres (together, the “Sellers”), and an individual acting as the Sellers’ representative, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding equity interests of Ceres (the “Ceres Acquisition”), subject to the terms and conditions set forth therein.

Pursuant to the Purchase Agreement, the Purchaser will acquire Ceres for aggregate consideration consisting of (i) $275.0 million in cash payable at the closing of the Ceres Acquisition (the “Closing”) and subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital, and (ii) earnout consideration of up to $225.0 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029.

The Purchaser, the Sellers and Ceres each have made customary warranties in the Purchase Agreement with respect to its ability to enter into and consummate the Ceres Acquisition. The Sellers and Ceres have made customary warranties in the Purchase Agreement with respect to the business of Ceres. The Purchaser and the Sellers have agreed under the Purchase Agreement to make certain undertakings in seeking regulatory approvals and to maintain the confidentiality of certain information not otherwise required to be disclosed under applicable law. The Sellers and Ceres also have agreed to carry on the business of Ceres in the ordinary course consistent with past practice and not to take certain actions during the period between entry into the Purchase Agreement and the Closing. The Sellers have agreed to non-competition and non-solicitation covenants. The Purchaser also has agreed to matters relating to the employment of continuing employees of Ceres and its affiliate. The Sellers will be subject to customary indemnification rights for transactions of this type, including with respect to breaches of warranties and other specified matters; provided that the Purchaser has obtained a representations and warranties insurance policy related to certain risks associated with the Ceres Acquisition. The indemnification obligations of the Sellers are subject to escrows, thresholds and caps with respect to breaches of certain warranties. The Purchaser will be subject to limited indemnification obligations customary for a transaction of this type. The Company has agreed to guarantee the timely payment and performance of each of the obligations of the Purchaser under the Purchase Agreement.

Simultaneously with the execution of the Purchase Agreement, WisdomTree Asset Management, Inc., a wholly-owned subsidiary of the Company, entered into employment agreements with certain key employees of Ceres, which will become effective as of the Closing.

The Ceres Acquisition is expected to close in the fourth quarter of 2025, subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining regulatory approvals, required consents and financing. In addition, the completion of the Ceres Acquisition is conditioned upon (i) employment agreements with certain key employees of Ceres being in full force and effect, (ii) Ceres delivering executed consents from both Ceres, as general partner of Ceres Farms, LLC (“Ceres Farms”), and a majority of the investors in Ceres Farms, (iii) the Closing Revenue Run-Rate being no less than 85% of the Base Revenue Run-Rate (each as defined in the Purchase Agreement) and (iv) tail coverage for the insurance coverages currently in effect for the directors, managers and officers of the acquired companies being in full force and effect. The Purchaser’s obligation to consummate the Ceres Acquisition is further subject to the condition that, during the period between July 31, 2025 and the Closing, there has not been a Material Adverse Effect (as defined in the Purchase Agreement).

The Purchase Agreement will terminate if the Closing has not occurred on or prior to December 31, 2025, subject to the parties agreeing to extend such date, as well as for material breaches not cured prior to December 31, 2025. If the Purchase Agreement is terminated by the Purchaser, subject to certain other conditions, the Purchaser will reimburse Ceres for Ceres’ Eligible Expenses (as defined in the Purchase Agreement) subject to a $2.0 million cap.

The Company evaluated subsequent events through the date of issuance of the consolidated financial statements. There were no other events requiring disclosure.

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

Executive Summary

We are a global financial innovator, offering a diverse suite of ETPs, models, solutions, as well as digital asset-related products. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access, transparency and provide an enhanced user experience. Building on our heritage of innovation, we offer next-generation digital products and services related to tokenized real world assets and stablecoins, including Digital Funds, as well as our blockchain-native digital wallet, WisdomTree Prime, and institutional platform, WisdomTree Connect.

As of June 30, 2025, we managed approximately $126.1 billion in AUM. Our ETPs span a broad range of strategies including equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

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

Pending Acquisition of Ceres Partners, LLC (“Ceres”)

On July 31, 2025, we entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Ceres, pursuant to which we agreed to acquire all of the issued and outstanding equity interests of Ceres (the “Ceres Acquisition”), a leading U.S.-based alternative asset manager specializing in farmland investments. The Ceres Acquisition is expected to close in the fourth quarter of 2025, subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining regulatory approvals, required consents and financing.

Pursuant to the Purchase Agreement, we will acquire Ceres for aggregate consideration consisting of (i) $275.0 million in cash payable at closing and subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital, and (ii) earnout consideration of up to $225.0 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029. For additional information about the Ceres Acquisition, see Note 21 to our Consolidated Financial Statements.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, fixed income, commodities and currency, leveraged-and-inverse, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at June 30, 2025, March 31, 2025, and June 30, 2024:

Market Environment

The second quarter of 2025 was dominated by uncertainty over U.S. trade tariffs. However, equities made gains as the initially announced tariffs were later suspended and recession fears receded. In fixed income markets, the focus began to turn from interest rate cuts to worries over debt sustainability. In commodities, the S&P GSCI Index declined in the quarter and both the energy and agriculture components were weak.

Digital asset markets were shaped by major regulatory and institutional developments amid macroeconomic uncertainty. Both Bitcoin and Ethereum returned more than 30% during the quarter. The U.S. Senate passed the GENIUS Act, providing long-awaited clarity for stablecoin regulation. Stablecoins are now being implemented by some of the largest financial institutions, fintech firms and crypto native issuers globally.

During the quarter, the S&P 500, the MSCI EAFE Index (local currency), the MSCI EMU Index (local currency), the MSCI Japan Index (local currency), the MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 10.9%, 5.1%, 5.5% 7.6%, 12.2% and 5.5%, respectively. The U.S. dollar weakened 8.2%, 6.0% and 3.7%, respectively, versus the euro, British pound and Japanese yen during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $241.5 billion for the three months ended June 30, 2025. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $54.9 billion for the three months ended June 30, 2025. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

34

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $80.5 billion at March 31, 2025 to $85.2 billion at June 30, 2025 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $35.1 billion at March 31, 2025 to $40.5 billion at June 30, 2025 due to market appreciation and net inflows.

Consolidated Operating Results

The following table sets forth our revenues and net income/(loss) for the most recent five quarters.

●	Revenues – Total revenues increased 5.2% from the three months ended June 30, 2024 to $112.6 million in the comparable period in 2025 due to higher average AUM, partly offset by a lower average advisory fee.
●	Expenses – Total operating expenses increased 6.1% from the three months ended June 30, 2024 to $78.0 million in the comparable period in 2025 primarily due to acquisition-related costs and higher compensation expense arising from increased headcount, as well as higher third-party distribution fees and fund management and administration expenses. These increases were partly offset by lower professional fees.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, impairments and other losses and gains. Further information is provided herein.
●	Net income – We reported net income of $24.8 million and $21.8 million during the three months ended June 30, 2025 and 2024, respectively.

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

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the six months ended June 30, 2025, our discretionary spending was $34.2 million, exclusive of acquisition-related costs incurred to date. We currently estimate our discretionary spending (exclusive of acquisition-related costs) for the year ending December 31, 2025 to range from $68.0 million to $72.0 million (unchanged from our guidance range provided last quarter). We estimate the impact of foreign exchange rates to adversely impact our forecasted expenses by approximately $3.0 million if British pound and euro foreign exchange rates at June 30, 2025 were to remain constant during the remainder of the year. This is offset by incremental revenues earned on foreign denominated revenues such that the overall impact of foreign exchange rates to our overall net operating results is immaterial.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 81.0% during the six months ended June 30, 2025. For the year ending December 31, 2025, we currently estimate that our gross margin percentage will be 81.0% to 82.0% (unchanged from our guidance range provided last quarter).

Third-Party Distribution Fees

We currently estimate third-party distribution expense to be approximately $14.0 million to $15.0 million (previously $11.0 million to $12.0 million) for the year ending December 31, 2025, due to strong organic growth and AUM expansion across our distribution platforms.

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

Interest Income

We currently estimate our interest income for the year ending December 31, 2025 to be $8.0 million (unchanged from the guidance range provided last quarter), based upon the magnitude of our forecasted interest-earning assets.

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 147.0 million and 148.0 million (previously 147.0 million and 149.0 million) during the year ending December 31, 2025. This guidance does not take into consideration any variability in shares associated with our Convertible Notes. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028, $11.04 per share for the 3.25% Convertible Senior Notes due 2026 and $11.82 per share for the 3.25% Convertible Senior Notes due 2029.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024

GLOBAL ETPs (in millions)
Beginning of period assets	$115,787	$109,779	$107,230	$109,779	$100,124
Add: Digital Assets—Jan. 1, 2025	—	32	—	$32	—
Inflows	3,527	3,052	340	6,579	2,328
Market appreciation	6,756	2,924	2,116	9,680	7,234
End of period assets	$126,070	$115,787	$109,686	$126,070	$109,686
Average assets during the period	$119,185	$114,622	$108,479	$116,904	$105,470
Average advisory fee during the period	0.35%	0.35%	0.37%	0.35%	0.37%
Number of products—end of the period	383	375 (1)	350	383	350

U.S. LISTED ETFs (in millions)
Beginning of period assets	$80,531	$79,095	$78,087	$79,095	$72,486
Inflows	1,110	1,847	1,106	2,957	3,089
Market appreciation/(depreciation)	3,538	(411)	529	3,127	4,147
End of period assets	$85,179	$80,531	$79,722	$85,179	$79,722
Average assets during the period	$81,525	$81,127	$78,523	$81,326	$76,677
Number of ETFs – end of the period	81	78	78	81	78

EUROPEAN LISTED ETPs (in millions)
Beginning of period assets	$35,124	$30,684	$29,143	$30,684	$27,638
Inflows/(outflows)	2,201	1,104	(766)	3,305	(761)
Market appreciation	3,216	3,336	1,587	6,552	3,087
End of period assets	$40,541	$35,124	$29,964	$40,541	$29,964
Average assets during the period	$37,439	$33,415	$29,956	$35,427	$28,793
Number of ETPs—end of the period	285	280	272	285	272

DIGITAL ASSETS ($ in millions)

Beginning of period assets	$132	$—	$—	$—	$—
Add: Digital Assets—Jan. 1, 2025	—	32	—	32	—
Inflows	216	101	—	317	—
Market appreciation/(depreciation)	2	(1)	—	1	—
End of period assets	$350	$132	$—	$350	$—
Average assets during the period	$221	$80	$—	$151	$—
Number of products—end of the period	17	17 (1)	—	17	—

PRODUCT CATEGORIES (in millions)

U.S. Equity
Beginning of period assets	$35,628	$35,414	$31,670	$35,414	$29,156
Add: Digital Assets—Jan. 1, 2025	—	9	—	9	—
Inflows	1,288	962	221	2,250	757
Market appreciation/(depreciation)	1,701	(757)	(57)	944	1,921
End of period assets	$38,617	$35,628	$31,834	$38,617	$31,834
Average assets during the period	$36,080	$36,278	$31,339	$36,178	$30,745

Commodity & Currency
Beginning of period assets	$25,487	$21,906	$21,944	$21,906	$21,336
Add: Digital Assets—Jan. 1, 2025	—	1	—	1	—
Outflows	(110)	(159)	(1,499)	(269)	(1,959)
Market appreciation	1,319	3,739	1,542	5,058	2,610
End of period assets	$26,696	$25,487	$21,987	$26,696	$21,987
Average assets during the period	$25,888	$23,996	$22,437	$24,942	$21,637

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2025	2025	2024	2025	2024

Fixed Income
Beginning of period assets	$22,230	$20,043	$21,218	$20,043	$21,197
Add: Digital Assets—Jan. 1, 2025	—	21	—	21	—
Inflows	146	2,093	236	2,239	222
Market appreciation/(depreciation)	167	73	(24)	240	11
End of period assets	$22,543	$22,230	$21,430	$22,543	$21,430
Average assets during the period	$22,526	$21,464	$21,277	$21,995	$21,180

International Developed Market Equity
Beginning of period assets	$18,178	$17,602	$18,103	$17,602	$15,103
Inflows	1,645	474	1,253	2,119	2,850
Market appreciation	1,902	102	29	2,004	1,432
End of period assets	$21,725	$18,178	$19,385	$21,725	$19,385
Average assets during the period	$19,577	$18,275	$18,809	$18,926	$17,750

Emerging Market Equity
Beginning of period assets	$9,985	$10,468	$11,189	$10,468	$10,726
Inflows/(outflows)	28	(445)	57	(417)	274
Market appreciation/(depreciation)	944	(38)	629	906	875
End of period assets	$10,957	$9,985	$11,875	$10,957	$11,875
Average assets during the period	$10,295	$10,072	$11,448	$10,184	$11,174

Leveraged & Inverse
Beginning of period assets	$2,133	$1,924	$1,828	$1,924	$1,815
Inflows/(outflows)	141	116	(18)	257	(68)
Market appreciation	357	93	112	450	175
End of period assets	$2,631	$2,133	$1,922	$2,631	$1,922
Average assets during the period	$2,354	$2,083	$1,905	$2,219	$1,849

Cryptocurrency
Beginning of period assets	$1,553	$1,912	$874	$1,912	$414
Add: Digital Assets—Jan. 1, 2025	—	1	—	1	—
Inflows/(outflows)	198	(89)	75	109	233
Market appreciation/(depreciation)	336	(271)	(111)	65	191
End of period assets	$2,087	$1,553	$838	$2,087	$838
Average assets during the period	$1,800	$1,900	$856	$1,850	$735

Alternatives
Beginning of period assets	$593	$510	$404	$510	$377
Inflows	191	100	15	291	19
Market appreciation/(depreciation)	30	(17)	(4)	13	19
End of period assets	$814	$593	$415	$814	$415
Average assets during the period	$665	$554	$408	$610	$400

Headcount:	321	315	304	321	304

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

_____________________________

(1) Includes 17 digital assets products, which were launched prior to January 1, 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Selected Operating and Financial Information

	Three Months Ended June 30,		Change	Percent Change
	2025	2024
AUM (in millions)
Average AUM	$119,185	$108,479	$10,706	9.9%
Operating Revenues (in thousands)
Advisory fees	$103,241	$98,938	$4,303	4.3%
Other revenues	9,380	8,096	1,284	15.9%
Total operating revenues	$112,621	$107,034	$5,587	5.2%

Operating Revenues

Advisory fees

Advisory fee revenues increased 4.3% from $98.9 million during the three months ended June 30, 2024 to $103.2 million in the comparable period in 2025 due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.37% during the three months ended June 30, 2024 and 0.35% during the three months ended June 30, 2025.

Other revenues

Other revenues increased 15.9% from $8.1 million during the three months ended June 30, 2024 to $9.4 million in the comparable period in 2025 due to higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Three Months Ended June 30,		Change	Percent Change
(in thousands)	2025	2024
Compensation and benefits	$32,827	$30,790	$2,037	6.6%
Fund management and administration	21,252	20,139	1,113	5.5%
Marketing and advertising	5,330	5,110	220	4.3%
Sales and business development	4,232	3,640	592	16.3%
Professional fees	3,177	6,594	(3,417)	(51.8%)
Occupancy, communications and equipment	1,559	1,314	245	18.6%
Depreciation and amortization	580	418	162	38.8%
Third-party distribution fees	4,083	2,687	1,396	52.0%
Acquisition-related costs	1,967	—	1,967	n/a
Other	2,982	2,831	151	5.3%
Total operating expenses	$77,989	$73,523	$4,466	6.1%

	Three Months Ended June 30,
As a Percent of Revenues:	2025	2024
Compensation and benefits	29.2%	28.8%
Fund management and administration	18.9%	18.8%
Marketing and advertising	4.7%	4.8%
Sales and business development	3.8%	3.4%
Professional fees	2.8%	6.2%
Occupancy, communications and equipment	1.4%	1.2%
Depreciation and amortization	0.5%	0.4%
Third-party distribution fees	3.6%	2.5%
Acquisition-related costs	1.7%	0.0%
Other	2.6%	2.6%
Total operating expenses	69.2%	68.7%

Compensation and benefits

Compensation and benefits expense increased 6.6% from $30.8 million during the three months ended June 30, 2024 to $32.8 million in the comparable period in 2025 due to increased headcount. Headcount was 304 and 321 at June 30, 2024 and 2025, respectively.

Fund management and administration

Fund management and administration expense increased 5.5% from $20.1 million during the three months ended June 30, 2024 to $21.3 million in the comparable period in 2025 primarily due to higher average AUM. We had 78 U.S. listed ETFs and 272 European listed ETPs at June 30, 2024 compared to 81 U.S. listed ETFs, 285 European listed ETPs and 17 digital assets products at June 30, 2025.

Marketing and advertising

Marketing and advertising expense increased 4.3% from $5.1 million during the three months ended June 30, 2024 to $5.3 million in the comparable period in 2025 primarily due to higher spend related to our U.S. listed ETFs.

Sales and business development

Sales and business development expense increased 16.3% from $3.6 million during the three months ended June 30, 2024 to $4.2 million in the comparable period in 2025 primarily due to increases in travel and events spending.

Professional fees

Professional fees expense decreased 51.8% from $6.6 million during the three months ended June 30, 2024 to $3.2 million in the comparable period in 2025 as the prior period included expenses incurred in response to an activist campaign and in connection with a settlement with the SEC regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”).

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 18.6% from $1.3 million during the three months ended June 30, 2024 to $1.6 million in the comparable period in 2025 primarily due to higher internet and communications expenses.

Depreciation and amortization

Depreciation and amortization expense increased 38.8% from $0.4 million during the three months ended June 30, 2024 to $0.6 million in the comparable period in 2025 primarily due to higher amortization of capitalized software.

Third-party distribution fees

Third-party distribution fees increased 52.0% from $2.7 million during the three months ended June 30, 2024 to $4.1 million in the comparable period in 2025 due to our strong organic growth and AUM expansion across our distribution platforms.

Acquisition-related Costs

During the three months ended June 30, 2025, we recorded $2.0 million of acquisition-related costs, comprised of professional fees related to the Ceres Acquisition.

Other

Other expenses were essentially unchanged from the three months ended June 30, 2024.

Other Income/(Expenses)

	Three Months Ended June 30,				Change	Percent Change
(in thousands)	2025		2024
Interest expense	$(5,490)		$(4,140)		$(1,350)	32.6%
Interest income	2,090		1,438		652	45.3%
Other gains and losses, net	638		(1,283)		1,921	n/a
Total other expenses, net	$(2,762)		$(3,985)		$1,223	(30.7%	)
	Three Months Ended June 30,
As a Percent of Revenues:	2025		2024
Interest expense	(5.0%	)	(3.8%	)
Interest income	1.9%		1.3%
Other gains and losses, net	0.6%		(1.2%	)
Total other expenses, net	(2.5%	)	(3.7%	)

Interest expense

Interest expense increased 32.6% from $4.1 million during the three months ended June 30, 2024 to $5.5 million in the comparable period in 2025 due to a higher level of debt outstanding, partly offset by a lower average interest rate. Our effective interest rate during the three months ended June 30, 2024 and 2025 was 5.0% and 3.9%, respectively.

Interest income

Interest income increased 45.3% from $1.4 million during the three months ended June 30, 2024 to $2.1 million in the comparable period in 2025 due to a higher level of interest-earning assets.

Other gains and losses, net

Other gains and losses, net were ($1.3) million and $0.6 million during the three months ended June 30, 2024 and 2025, respectively. The three months ended June 30, 2025 includes net gains of $1.3 million on our financial instruments owned and net gains of $0.6 million on our investments. These items were partly offset by $1.4 million of foreign currency remeasurement losses on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended June 30, 2025 was 22.3%, resulting in income tax expense of $7.1 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to state and local income taxes, partly offset by a lower tax rate on foreign earnings.

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

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Selected Operating and Financial Information

	Six Months Ended June 30,		Change	Percent Change
	2025	2024
AUM (in millions)
Average AUM	$116,904	$105,470	$11,434	10.8%
Operating Revenues (in thousands)
Advisory fees	$202,790	$191,439	$11,351	5.9%
Other revenues	17,913	12,433	5,480	44.1%
Total revenues	$220,703	$203,872	$16,831	8.3%

Operating Revenues

Advisory fees

Advisory fee revenues increased 5.9% from $191.4 million during the six months ended June 30, 2024 to $202.8 million in the comparable period in 2025 primarily due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.37% during the six months ended June 30, 2024 and 0.35% during the comparable period in 2025.

Other revenues

Other revenues increased 44.1% from $12.4 million during the six months ended June 30, 2024 to $17.9 million in the comparable period in 2025 due to higher other revenues attributable to our European listed products.

Operating Expenses

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2025	2024
Compensation and benefits	$66,615	$61,844	$4,771	7.7%
Fund management and administration	41,966	40,101	1,865	4.7%
Marketing and advertising	10,143	9,518	625	6.6%
Sales and business development	8,369	7,251	1,118	15.4%
Professional fees	5,959	10,224	(4,265)	(41.7%	)
Occupancy, communications and equipment	3,041	2,524	517	20.5%
Depreciation and amortization	1,120	801	319	39.8%
Third-party distribution fees	7,195	4,994	2,201	44.1%
Acquisition-related costs	1,967	—	1,967	100.0%
Other	5,534	5,154	380	7.4%
Total operating expenses	$151,909	$142,411	$9,498	6.7%

	Six Months Ended June 30,
As a Percent of Revenues:	2025	2024
Compensation and benefits	30.1%	30.4%
Fund management and administration	19.0%	19.7%
Marketing and advertising	4.6%	4.7%
Sales and business development	3.8%	3.6%
Professional fees	2.7%	5.0%
Occupancy, communications and equipment	1.4%	1.2%
Depreciation and amortization	0.5%	0.4%
Third-party distribution fees	3.3%	2.4%
Acquisition-related costs	0.9%	0.0%
Other	2.5%	2.5%
Total operating expenses	68.8%	69.9%

Compensation and benefits

Compensation and benefits expense increased 7.7% from $61.8 million during the six months ended June 30, 2024 to $66.6 million in the comparable period in 2025 due to higher stock-based compensation expense and increased headcount.

Fund management and administration

Fund management and administration expense increased 4.7% from $40.1 million during the six months ended June 30, 2024 to $42.0 million in the comparable period in 2025 primarily due to higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 6.6% from $9.5 million during the six months ended June 30, 2024 to $10.1 million in the comparable period in 2025 primarily due to higher spending related to our U.S. listed products.

Sales and business development

Sales and business development expense increased 15.4% from $7.3 million during the six months ended June 30, 2024 to $8.4 million in the comparable period in 2025 primarily due to increases in travel and events spending.

Professional fees

Professional fees decreased 41.7% from $10.2 million during the six months ended June 30, 2024 to $6.0 million in the comparable period in 2025 primarily as the prior period included expenses incurred in response to an activist campaign and in connection with the SEC ESG Settlement.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 20.5% from $2.5 million during the three months ended June 30, 2024 to $3.0 million in the comparable period in 2025 primarily due to higher internet and communications expenses.

Depreciation and amortization

Depreciation and amortization expense increased 39.8% from $0.8 million during the six months ended June 30, 2024 to $1.1 million in the comparable period in 2025 due to amortization of software development costs.

Third-party distribution fees

Third-party distribution fees increased 44.1% from $5.0 million during the six months ended June 30, 2024 to $7.2 million in the comparable period in 2025 due to our strong organic growth and AUM expansion across our distribution platforms.

Acquisition-related Costs

During the six months ended June 30, 2025, we recorded $2.0 million of acquisition-related costs, comprised of professional fees related to the Ceres Acquisition.

Other

Other expenses were essentially unchanged from the six months ended June 30, 2024.

Other Income/(Expenses)

	Six Months Ended June 30,		Change	Percent Change
(in thousands)	2025	2024
Interest expense	$(10,931)	$(8,268)	$(2,663)	32.2%
Interest income	3,987	2,836	1,151	40.6%
Other gains, net	388	1,309	(921)	(70.4%	)
Total other expenses, net	$(6,556)	$(4,123)	$(2,443)	59.0%

	Six Months Ended June 30,
As a Percent of Revenues:	2025		2024
Interest expense	(5.0%	)	(4.0%	)
Interest income	1.8%		1.4%
Other gains, net	0.2%		0.6%
Total other expenses, net	(3.0%	)	(2.0%	)

Interest expense

Interest expense increased 32.2% from $8.3 million during the six months ended June 30, 2024 to $10.9 million in the comparable period in 2025 due to a higher level of debt outstanding, partly offset by a lower average interest rate. Our effective interest rate during the six months ended June 30, 2024 and 2025 was 5.0% and 3.9%, respectively.

Interest income

Interest income increased 40.6% from $2.8 million during the six months ended June 30, 2024 to $4.0 million in the comparable period in 2025 due to a higher level of interest-earning assets.

Other gains, net

Other gains, net were $1.3 million and $0.4 million during the six months ended June 30, 2024 and 2025, respectively. This period includes net gains on our investments of $0.9 million, net gains on our financial instruments owned of $0.8 million and $2.4 million of foreign currency remeasurement losses on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2025 was 20.6%, resulting in an income tax expense of $12.8 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
●	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: U.S. GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. Beginning in the second quarter of 2025, we began excluding these remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
●	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal annual installments on the first, second and third anniversaries of the closing date, with no requirement to pay interest. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
●	Other items: Acquisition-related costs, losses on extinguishment of convertible notes, a civil money penalty in connection with the SEC ESG Settlement, gains and losses recognized on our investments, changes in deferred tax asset valuation allowance and expenses incurred in response to an activist campaign are excluded when calculating our non-GAAP financial measurements. We also offset revenues and related expenses pertaining to legal and other related expenses covered by insurance as the gross presentation required under U.S. GAAP serves to overstate our revenues and expenses in the ordinary course of business.

	Three Months Ended		Six Months Ended
Adjusted Net Income and Diluted Earnings per Share:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income, as reported	$24,777	$21,759	$49,406	$43,870
Add back: Acquisition-related costs, net of income taxes	1,489	—	1,489	—
Add back: Foreign currency remeasurement losses on U.S. dollar balances, net of income taxes	1,136	—	1,136	—
(Deduct)/add back: (Gains)/losses on financial instruments owned, net of income taxes	(972)	220	(639)	(1,342)
(Deduct)/add back: (Decrease)/increase in deferred tax asset valuation allowance on financial instruments owned and investments	(459)	391	(429)	(140)
(Deduct)/add back: (Gains)/losses recognized on investments, net of income taxes	(458)	998	(697)	905
Add back: Imputed interest on payable to GBH, net of income taxes	354	513	698	1,017
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(4)	(40)	(2,087)	(739)
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	3,234	—	3,760
Adjusted net income	$25,863	$27,075	$48,877	$47,331
Deduct: Income distributed to participating securities	—	(462)	—	(924)
Deduct: Undistributed income allocable to participating securities	—	(2,053)	(23)	(3,506)
Adjusted net income available to common stockholders	$25,863	$24,560	$48,854	$42,901
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 16 to our Consolidated Financial Statements)	146,640	151,208	146,431	150,642
Adjusted earnings per share – diluted	$0.18	$0.16	$0.33	$0.28

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

Balance Sheet Data (in thousands):	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$193,673	$181,191
Financial instruments owned, at fair value	97,749	85,439
Accounts receivable	43,070	44,866
Total: Liquid assets	334,492	311,496
Less: Total current liabilities	(243,853)	(109,197)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(21,859)	(20,866)
Less: Regulatory capital requirements	(37,407)	(39,423)
Total: Available liquidity	$31,373	$142,216

	Six Months Ended June 30,
	2025	2024
Cash Flow Data (in thousands):
Operating cash flows	$45,176	$31,172
Investing cash flows	(16,712)	(9,699)
Financing cash flows	(23,505)	(17,693)
Foreign exchange rate effect	7,523	(626)
Increase in cash, cash equivalents and restricted cash	$12,482	$3,154

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

Cash, cash equivalents and restricted cash increased by $12.5 million during the six months ended June 30, 2025 due to $45.2 million provided from operating activities, $7.5 million increase in cash flow due to changes in foreign exchange rates and $4.5 million of proceeds from the sale of financial instruments owned, at fair value. These increases were partly offset by $15.8 million used to purchase financial instruments owned, at fair value, $12.7 million used to repurchase our common stock, $8.9 million used to pay dividends, $4.0 million used to purchase investments, $1.9 million of excise tax paid on common stock repurchased, $1.3 million used to pay for software development and $0.1 million from other activities.

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

Convertible Notes

We have the following convertible notes outstanding as of June 30, 2025:

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

As of June 30, 2025, we had an aggregate principal amount of $520.8 million outstanding of the 2026 Notes, the 2028 Notes and the 2029 Notes (collectively, the “Convertible Notes”).

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2025 was approximately $37.4 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the six months ended June 30, 2025, we repurchased 1,282,498 shares of our common stock under the repurchase program for an aggregate cost of $12.7 million. Currently, approximately $150.0 million remains under this program for future purchases.

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

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $2.1 million at June 30, 2025. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 10 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest-earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $134.0 million and $212.0 million as of December 31, 2024 and June 30, 2025, respectively. During the three months ended June 30, 2025, we recognized gains on these financial instruments of $1.3 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2026 Notes and the 2029 Notes and 5.75% for the 2028 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

Exchange Rate Risk

We are subject to currency translation exposure on the results of our non-U.S. operations, primarily in the U.K. and Europe. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of earnings and balance sheets from functional currency to our reporting currency (the U.S. dollar) for consolidation purposes. A substantial portion of the advisory fees earned on our European listed ETPs are paid in U.S. dollars (and also paid in British pounds, euros as well as gold, other precious metals and cryptocurrency, as described below); however, expenses for corporate overhead are generally incurred in British pounds and euros. Currently, we do not enter into derivative financial instruments aimed at offsetting certain exposures in the statement of operations or the balance sheet but may seek to do so in the future.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 11 to our Consolidated Financial Statements for additional information regarding actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($27.7 million), including €15.2 million ($17.9 million) of claims resolved in our favor, which have been appealed.

ITEM 1A.	RISK FACTORS

In addition to the updated risk factor and other information set forth below and elsewhere in this Report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Risks Related to the Acquisition of Ceres Partners, LLC

We have made certain assumptions relating to the Ceres Acquisition which may prove to be materially inaccurate, and we may fail to realize all of the anticipated benefits of the acquisition.

We have made certain assumptions relating to the Ceres Acquisition, which may prove to be materially inaccurate. Our failure to identify, or understand the magnitude of, the problems, liabilities or other challenges associated with the Ceres Acquisition could result in incorrect expectations of future results and increased risk of unanticipated or unknown issues or liabilities. Our mitigation strategies for such risks that are identified may be ineffective. These assumptions relate to numerous matters, including:

●	opportunities for revenue, earnings and growth in the short- and long-term that may be realized by acquiring Ceres and entering the private asset markets;
●	rates of growth in revenue, earnings, margin and AUM;
●	demand for and performance of private investments, particularly in real estate and farmland;
●	opportunities in strategic adjacencies in demand for solar energy, AI data infrastructure and water;
●	Ceres’ ability to raise additional capital into Ceres’ funds;
●	general economic and business conditions, and the performance of the Ceres business against this backdrop;
●	potential unknown liabilities and unforeseen delays or regulatory conditions associated with the Ceres Acquisition;
●	faulty assumptions or incorrect expectations regarding the process of integrating the Ceres business with ours, including unanticipated delays, costs or inefficiencies;
●	the anticipated benefits and synergies, including timing for when such benefits and synergies may be realized through combining the Ceres business with ours;
●	the amount of attention and resources needed to successfully align our and Ceres’ business practices and operations, which may disrupt our business;
●	the complexities associated with managing the combined businesses; and
●	other financial and strategic risks of the Ceres Acquisition.

We cannot guarantee that we will achieve our goals or meet our expectations with respect to the Ceres Acquisition. The full benefits of the Ceres Acquisition, including the anticipated financial benefits and the synergies and growth opportunities, may not be realized as expected or may not be achieved within the anticipated timeframe, or at all. Such benefits may not be fully realized for various reasons, including, among others, changes in the assumptions described above.

In addition, we caution you not to place undue reliance on our current expectations regarding the financial impact of the Ceres Acquisition because they are based solely on information provided to us by Ceres in the due diligence process and our internal estimates, which are based on numerous factors, including specifically identified financial benefits and growth avenues. Our experience integrating and operating Ceres may change our expectations with respect to the financial impact of the Ceres Acquisition. In addition, the financial impact of the Ceres Acquisition may differ from our expectations based on numerous other factors, including our failure to fully realize the expected financial benefits as described in the risk factors set forth in this Report. We can provide no assurance that the actual financial impact of the Ceres Acquisition will be consistent with our current expectations.

If our assumptions are inaccurate or we are unable to meet our expectations (including our expectations regarding financial targets and growth rates), our business, financial performance and operating results could be materially and adversely affected. See “Cautionary Note Regarding Forward-Looking Statements” above.

Completion of the Ceres Acquisition is subject to conditions, and if these conditions are not satisfied or waived, the Ceres Acquisition will not be completed.

On July 31, 2025, we agreed to acquire Ceres pursuant to the Purchase Agreement. Completion of the Ceres Acquisition is subject to the satisfaction or waiver of a number of conditions in the Purchase Agreement. These conditions include, among others, obtaining regulatory approvals, required consents, and financing. In addition, completion of the Ceres Acquisition is conditioned upon (i) employment agreements with certain key employees of Ceres being in full force and effect, (ii) Ceres delivering executed consents from both Ceres, as general partner of Ceres Farms, LLC (“Ceres Farms”), and a majority of the investors in Ceres Farms, (iii) the Closing Revenue Run-Rate being no less than 85% of the Base Revenue Run-Rate (each as defined in the Purchase Agreement) and (iv) tail coverage for the insurance coverages currently in effect for the directors, managers and officers of the acquired companies being in full force and effect. Our obligation to consummate the Ceres Acquisition is further subject to the condition that, during the period between July 31, 2025 and the closing of the Ceres Acquisition, there has not been a Material Adverse Effect (as defined in the Purchase Agreement). The Purchase Agreement will terminate if the closing of the Ceres Acquisition has not occurred on or prior to December 31, 2025, subject to the parties agreeing to extend such date, as well as for material breaches not cured prior to December 31, 2025. If we terminate the Purchase Agreement, subject to certain other conditions, we will reimburse Ceres for its Eligible Expenses (as defined in the Purchase Agreement) subject to a $2.0 million cap.

The failure to satisfy all of the required conditions in the Purchase Agreement could delay the completion of the Ceres Acquisition or prevent it from occurring. Any delay in completing the Ceres Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Ceres Acquisition is successfully completed within the expected timeframe. There can be no assurance that the conditions to the closing of the Ceres Acquisition will be satisfied or waived or that the Ceres Acquisition will be completed, or as to whether the Ceres Acquisition will be completed on terms other than those set forth in the Purchase Agreement.

Failure to complete the Ceres Acquisition could negatively affect the price of our common stock, as well as our future business and financial results.

If the Ceres Acquisition is delayed or not completed, we may be adversely affected by, among other things, the failure to pursue other beneficial opportunities during the pendency of the Ceres Acquisition, the failure to obtain the anticipated benefits of completing the Ceres Acquisition, and the focus of our management on the Ceres Acquisition rather than on normal business operations or opportunities. We may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock. The manner in which industry contacts, business partners and other third parties perceive us may be negatively affected, which in turn could affect our marketing operations or our ability to compete more broadly.

Additionally, even if the Ceres Acquisition is not completed, we will be responsible for certain transaction costs associated with the Ceres Acquisition including financial advisory, legal, accounting, consulting and other advisory fees and expenses. If we terminate the Purchase Agreement, subject to certain other conditions, we will reimburse Ceres for its Eligible Expenses (as defined in the Purchase Agreement) subject to a $2.0 million cap. Any of these factors, among others, could have a material impact on our business, prospects, financial condition and results of operations.

We will incur direct and indirect costs as a result of the Ceres Acquisition.

We have incurred and expect to continue to incur a number of non-recurring costs associated with negotiating and completing the Ceres Acquisition, combining the operations of our business and the Ceres business and achieving desired synergies. Anticipated forthcoming non-recurring expenses include professional fees to be incurred in connection with completing the Ceres Acquisition and costs associated with retaining the Ceres employees. While fees and costs to date have been modest, additional unforeseen expenses related to the Ceres Acquisition and the integration of the Ceres business may arise and could ultimately have a material impact on our results of operations.

Completion of the Ceres Acquisition will mark our entry into the private asset markets, specifically farmland, and this may result in changes in our business. Our failure to integrate and manage Ceres successfully could materially and adversely affect our business, results of operations and financial condition.

If the Ceres Acquisition is completed, we will face numerous risks, including, among others:

•	failure to achieve financial, operating or business objectives and synergies;
•	failure to integrate successfully and in a timely manner any operations, products, services or technology;
•	diversion of the attention of management and other personnel;
•	failure to raise additional capital into Ceres’ funds;
•	failure to integrate Ceres into our compliance and internal control systems, including regulatory compliance applicable to registered investment advisers and broker-dealers;
•	failure to retain personnel;
•	unforeseen liabilities or expenses;
•	failure of counterparties to indemnify us against liabilities arising from the transaction;
•	potential loss of, or harm to, our relationship with our and the counterparties’ employees, customers and suppliers due to the integration of a new business;
•	accounting charges;
•	assumption of the liabilities, and exposure to unforeseen liabilities, of Ceres and its subsidiaries, including liabilities subject to indemnification;
•	unfavorable market conditions that could negatively impact the acquired or combined businesses; and
•	legal proceedings which may result in expenses and/or have a material adverse effect on our business.

We could be prevented from, or significantly delayed in, achieving our strategic goals if we are unable to successfully integrate Ceres. Integration may be more difficult, time-consuming or costly than expected. Our failure to integrate and manage Ceres successfully could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Business of Ceres Partners, LLC

Our acquisition of Ceres and entry into the private asset markets, specifically farmland, subject us to increased operational, regulatory, financial and other risks.

If the Ceres Acquisition is completed, we will face increased operational, regulatory, financial, compliance and reputational risks. The expansion of our business also may place significant demands on our existing infrastructure and employees. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. If our products and operations experience any negative consequences, it may harm our reputation in the markets in which we operate.

For example, upon the closing of the Ceres Acquisition, we will acquire Ceres, a registered investment adviser regulated by the SEC under the Investment Advisers Act of 1940, as amended, and Ceres Securities, LLC (“Ceres Securities”), a limited purpose broker-dealer registered with the SEC under the Securities Exchange Act of 1934, as amended, and a member of FINRA. The successful integration of Ceres and Ceres Securities into our existing compliance and internal control frameworks will require significant attention and resources. Any failure to do so in a timely and effective manner, or any failure by Ceres or Ceres Securities to maintain compliance with applicable legal and regulatory requirements, could subject Ceres and us to heightened regulatory scrutiny, including potential investigations or enforcement actions by the SEC or FINRA. Such actions could result in fines, censures, suspensions of personnel, or other sanctions, including the possible revocation of registration. These risks, if realized, could have a material adverse effect on our business, financial condition, and results of operations.

We are entering the private asset markets for the first time and may not be successful.

Acquiring Ceres, an alternative asset management firm specializing in farmland investments, will mark our entry into the private asset markets, specifically farmland. There is high competition in the private asset markets and real estate industry. There can be no assurance that we will be successful in the private assets market, that Ceres will be able to raise additional capital into Ceres’ funds, that Ceres will achieve its objectives and operate successfully, that we will have a suitable return on our investment in Ceres or that we will be able to recover the costs we have incurred in acquiring Ceres. Our management team currently does not have experience in private asset markets or farmland investments and will be largely dependent on the experience and performance of key employees of Ceres. Although we have entered into employment agreements with certain key employees of Ceres, which will become effective as of the closing of the Ceres Acquisition, there can be no assurance that such employees will continue their employment with us. Loss of key employees of Ceres could have a material adverse effect on our ability to implement our business strategy and to achieve our objectives with respect to the Ceres Acquisition.

Ceres’ performance is subject to risks associated with investments in direct real estate-related assets.

Ceres provides investment advisory services to, and manages, private funds, and a separate pooled investment vehicle that invests its assets in farmland real estate, Ceres Farms. Investments in direct real estate-related assets are subject to various risks, including without limitation: the cyclical nature of the real estate market and changes in national or local economic or market conditions; the financial condition of the buyers and sellers of properties; government regulation and increases in trade tariffs; changes in supply of, or demand for, properties in a geographic area; illiquidity of farmland investments; various forms of competition; fluctuations in lease rates; changes in interest rates and in the availability, cost and terms of financing; promulgation and enforcement of governmental regulations, including rules relating to zoning, land use and environmental protection; impact of third-party mineral rights ownership on properties; changes in real estate tax rates, energy prices and other operating expenses; changes in applicable laws and increased governmental regulation; and various uninsured or uninsurable risks and losses.

Ceres is subject to concentration risks arising from its concentration in real estate. Given the cyclical nature of the real estate market, changes in national or local economic or market conditions could have an adverse effect on Ceres. In addition, changes in the financial condition of tenants, buyers and sellers of property, competition, fluctuations in lease rates, the length of leases, and in the availability of financing will have a significant impact on Ceres’ performance. The geographic concentration of Ceres Farms’ properties in the U.S. Midwest makes its operations more vulnerable to local economic downturns and adverse farm-specific risks, such as adverse weather events, changes in the local climate, access to water and plant disease, than those of larger, more diversified companies.

Ceres Farms pays real estate taxes on its properties and such taxes may increase. Ceres Farms acquires real properties primarily by borrowing new funds secured by a mortgage on the purchased real estate, and incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure.

Ceres’ business is dependent in part upon the profitability of Ceres Farms’ tenants’ farming operations, and a sustained downturn in the profitability of their farming operations could have a material adverse effect on the amount of rent Ceres Farms can collect and, consequently, its cash flow and net profits, and Ceres’ results of operations.

Ceres Farms depends on its tenants to operate the farms it owns in a manner that generates revenues sufficient to allow them to meet their obligations to Ceres Farms, including their obligations to pay rent, maintain certain insurance coverage and maintain the properties generally. The ability of Ceres Farms’ tenants to fulfill their obligations under their leases depends, in part, upon the overall profitability of their farming operations, which could be adversely impacted by, among other things, adverse weather conditions, crop prices, crop disease, pests and unfavorable or uncertain political, economic, business, trade or regulatory conditions. Ceres is susceptible to any decline in the profitability of Ceres Farms’ tenants’ farming operations, to the extent that it would impact the tenants’ abilities to pay rents. In addition, many farms are dependent on a limited number of key individuals whose injury or death may affect the successful operation of the farm. We can provide no assurances that, if a tenant defaults on its obligations to Ceres Farms under a lease, Ceres Farms will be able to lease or re-lease that farm on economically favorable terms in a timely manner, or at all. In addition, Ceres Farms may experience delays in enforcing its rights as landlord and may incur substantial costs in protecting its investment. As a result, any downturn in the profitability of the farming operations of Ceres Farms’ tenants, or a downturn in the farming industry as a whole, could have a material adverse effect on Ceres’ business, results of operations and financial condition.

Ceres Farms’ revenues is subject to risks associated with growing crops and the performance of the agricultural industry.

Ceres Farms’ investment strategy is to acquire and manage farmland which may also include directly managing the operations of these farms. Ceres Farms’ properties grow corn, soybeans, wheat and other primary crops, and specialty crops including seed corn and vegetables. As these crops are commodities, they are subject to wide fluctuations in price. If the value of these crops declines, it could negatively impact the level of rent that Ceres Farms can charge to tenant farmers and cause Ceres Farms to operate at a loss. In circumstances where Ceres Farms’ revenue from a farm is based on a share of crop production, in addition to risks associated with commodity price fluctuations, adverse weather conditions such as flooding or drought, or pest or plant disease problems could damage or destroy the crops and may cause Ceres Farms to operate unprofitably. The value of and revenues from farmland in which Ceres Farms invests will be largely dependent on the performance of the agricultural industry, which is historically cyclical. Crop yields can be affected by numerous factors beyond the control of Ceres Farms, including reductions in the market prices for the farmers’ products, adverse weather and growing conditions, pest and disease problems, and new government regulations regarding farming and the marketing of agricultural products.

Adverse changes in government policies and regulations related to farming could affect the prices of crops and the profitability of farming operations, which could materially and adversely affect the value of Ceres Farms’ properties and its results of operations.

There are a number of government policies and programs that directly or indirectly affect the profitability of farm operators. These include marketing, export, renewable fuel and insurance policies and programs. Government policies and regulations affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, the volume and types of imports and exports, the availability and competitiveness of feedstocks as raw materials, and industry profitability. Government policies and regulations may adversely affect the supply of, demand for, and prices of agricultural products. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Significant changes to or the elimination of programs and policies could adversely affect crop prices and the profitability of farming operations, including farms owned by Ceres Farms, and adversely affect its business, results of operations and financial condition.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting changes to U.S. agricultural policy, including updates to commodity support programs, crop insurance and trade promotion funding. The legislation poses risks to Ceres’ business. The OBBBA raises statutory reference prices for major commodities, including corn and soybeans, with further annual escalations beginning in 2031. These changes may incentivize increased domestic production, potentially leading to oversupply and downward pressure on market prices, particularly if global demand does not rise proportionately. The OBBBA allocates $2.2 billion toward agricultural trade promotion, which may be deemed a subsidy by international trading partners, potentially triggering retaliatory measures or disputes under World Trade Organization rules and restricting market access for U.S. corn and soybean exports. Delays or inconsistencies by federal agencies in administering new reference prices, crop insurance enhancements, or trade programs could create uncertainty for the agricultural industry. In addition, certain tax provisions of the OBBBA may adversely impact Ceres Farms’ tenant farmers who own small farms.

Federal, state and county governments have implemented laws and regulations in connection with farming operations, including those relating to taxes, trade, environmental, labor, immigration and food safety, among others. For example, labor and immigration regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of Ceres Farms’ tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant’s operating results, which could adversely affect its ability to make its rental payments to Ceres Farms. Increased enforcement of federal immigration policy could adversely affect the overall farming labor market, which could result in upward pressure on wages for farm labor and adversely affect Ceres Farms’ tenants’ profitability and ability to pay rent. In addition, certain states, including Iowa, Minnesota, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict, to varying degrees, the ownership of agricultural land by corporations or business entities similar to Ceres Farms. Additional states may, in the future, pass similar or more restrictive laws, and Ceres Farms may not be legally permitted, or it may become overly burdensome or expensive, to acquire farms in these states, which could impede the growth of Ceres Farms’ portfolio and its ability to diversify geographically in states that might otherwise offer compelling investment opportunities.

Potential liability for environmental matters could materially and adversely affect Ceres’ business, results of operations and financial condition.

Ceres is subject to the risk of liability under federal, state and local environmental laws applicable to agricultural properties, including those related to wetlands, groundwater and water runoff. Some of these laws could subject Ceres to responsibility and liability for: the cost of removal or remediation of hazardous substances released on its properties, generally without regard to Ceres’ knowledge of or responsibility for the presence of the contaminants; the costs of investigation, removal or remediation of hazardous substances or chemical releases at disposal facilities for persons who arrange for the disposal or treatment of these substances; and claims by third parties for damages resulting from environmental contaminants. Ceres’ costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of Ceres’ properties, or the failure to properly remediate a contaminated property, could adversely affect Ceres’ ability to sell or lease the property or to borrow using the property as collateral. Ceres may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a property. Additionally, Ceres could become subject to new, stricter environmental regulations, which could diminish the utility of its properties and have a material adverse impact on its business, results of operations and financial condition. The potential of finding endangered species on or near Ceres Farms’ properties could restrict certain activities on its properties under federal, state and local laws and regulations intended to protect threatened or endangered species.

The failure of Ceres Farmland, LLC to maintain qualification as a REIT for U.S. federal income tax purposes would subject it to U.S. federal income tax on taxable income at regular corporate rates, which could adversely impact its business, results of operations and financial condition.

Ceres Farmland, LLC, a subsidiary of Ceres Farmland Holdings, LP, has elected to be taxed as a REIT for U.S. federal income tax purposes. To maintain qualification as a real estate investment trust (“REIT”), Ceres Farmland, LLC must meet various requirements set forth in the Internal Revenue Code of 1986, as amended (the “Code”) concerning, among other things, the ownership of its outstanding interests, the nature of its assets, the sources of its income and the amount of its distributions. There can be no assurance that Ceres Farmland, LLC will remain qualified as a REIT. We believe that the current organization and method of operation will enable Ceres Farmland, LLC to continue to qualify as a REIT. However, at any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. Ceres Farmland, LLC’s Board of Directors may at any time, in its sole discretion, determine that it is no longer in Ceres Farmland, LLC’s best interest to qualify as a REIT. Failure of Ceres Farmland, LLC in any taxable year to qualify as a REIT will, among other things, subject Ceres Farmland, LLC’s taxable income to tax at regular corporate rates and distributions to members of Ceres Farmland, LLC in any non-qualifying years will not be deductible by Ceres Farmland, LLC. If Ceres Farmland, LLC’s status as a REIT is terminated or revoked, it may not be eligible to elect REIT status again prior to the fifth taxable year following the year in which it fails to qualify under the Code as a REIT unless certain relief provisions apply. The requirements for qualification as a REIT are extremely complex, and Ceres Farmland, LLC’s compliance with such requirements may depend on factors that are outside of its control or upon the resolution of legal issues for which guidance is lacking. Losing its REIT status would reduce its net earnings available for investment or distribution because of the additional tax liability, which could substantially reduce its ability to pay performance fees to Ceres. Even if Ceres Farmland, LLC qualifies as a REIT, it may be subject to federal income tax in certain circumstances. In addition, any taxable REIT subsidiary of Ceres Farmland, LLC will be subject to federal, state and local income taxes at the applicable corporate rates. To remain qualified as a REIT and to avoid the payment of U.S. federal income and excise taxes, Ceres Farmland, LLC may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of stock or debt securities or sell assets to make distributions, which may result in Ceres Farmland, LLC distributing amounts that may otherwise be used for operations.

Ceres may not be successful in pursuing new business opportunities, including in solar, artificial intelligence (“AI”) data infrastructure and water rights, which could adversely affect its financial performance and strategic objectives.

Ceres continues to evaluate opportunities to grow its business, including through the acquisition and leasing of properties for solar energy generation and AI data infrastructure, and the monetization of water rights. While Ceres currently leases and enters into option agreements with respect to certain properties for solar energy development and use and may expand such arrangements, there can be no assurance that it will be able to identify, negotiate or execute additional opportunities on favorable terms or at all. Ceres’ efforts to pursue strategic adjacencies or enter new markets may be hindered by a variety of factors, including regulatory or permitting challenges, lack of demand, competition, technological or infrastructure constraints or insufficient capital investment. There can be no assurance that Ceres’ initiatives to explore new business opportunities, enter new markets or make investments or acquisitions will benefit our or its business operations, generate sufficient revenues to offset related costs, or produce the anticipated benefits of past or future investments.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2025 to April 30, 2025	—	$—	—
May 1, 2025 to May 31, 2025	—	$—	—
June 1, 2025 to June 30, 2025	—	$—	—
Total	—	$—	—	$149,980

On February 24, 2025, our Board of Directors approved an increase of $129.2 million to our share repurchase program, bringing the total authorization to $150.0 million, and extended the program’s term for three years through April 27, 2028. During the six months ended June 30, 2025, we repurchased 1,282,498 shares of our common stock under this program for an aggregate cost of approximately $12.7 million. As of June 30, 2025, $150.0 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1(1) * +	Equity Purchase Agreement by and among the Registrant, WisdomTree Farmland Holdings, Inc., Ceres Partners, LLC, the Sellers and the Sellers’ Representative, dated July 31, 2025
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.11	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2025, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2025 (Unaudited) and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024 (Unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.

Exhibit Number	Description
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to the Equity Purchase Agreement have been omitted from this Current Report on Form 8-K and will be furnished to the SEC supplementally upon request.

+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 6th day of August 2025.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

