Form 10-Q
period 2025-09-30
WisdomTree, Inc.
filed 2025-11-06
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-Q

______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, there were 140,715,080 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Connect™, WisdomTree Prime® and Modern Alpha® are trademarks of WisdomTree, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In particular, forward-looking statements in this Report may include statements about:

●	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
●	anticipated levels of inflows into and outflows out of our ETPs;
●	our ability to deliver favorable rates of return to investors;
●	competition in our business;
●	whether we will experience future growth;
●	our ability to develop new products and services and their potential for success;
●	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
●	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Connect and WisdomTree Prime, and achieve its objectives;
●	our ability to successfully operate and expand our business in non-U.S. markets;
●	the effect of laws and regulations that apply to our business;
●	the potential benefits arising from our acquisition of Ceres Partners, LLC, including financial or strategic outcomes; and
●	our ability to successfully implement our strategic goals relating to the acquisition and integrate the acquired business.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $78,222 and $11,282 invested in the WisdomTree Government Money Market Digital Fund at September 30, 2025 and December 31, 2024, respectively) (Note 3)	$555,851	$181,191
Financial instruments owned, at fair value (including $97,632 and $78,540 invested in WisdomTree products at September 30, 2025 and December 31, 2024, respectively) (Note 5)	104,283	85,439
Accounts receivable (including $40,684 and $34,959 due from related parties at September 30, 2025 and December 31, 2024, respectively)	46,630	44,866
Prepaid expenses	7,799	5,340
Other current assets	1,844	1,542
Total current assets	716,407	318,378
Fixed assets, net	307	336
Deferred tax assets, net (Note 17)	8,010	11,656
Investments (Note 6)	26,476	8,922
Right of use assets—operating leases (Note 10)	1,768	880
Goodwill (Note 19)	86,841	86,841
Intangible assets, net (Note 19)	606,452	605,896
Other noncurrent assets	750	631
Total assets	$1,447,011	$1,033,540
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current (Note 8)	$149,386	$—
Compensation and benefits payable	34,287	39,701
Fund management and administration payable	30,991	31,135
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 9)	14,804	14,804
Operating lease liabilities (Note 10)	1,258	709
Income taxes payable	701	724
Accounts payable and other liabilities	23,014	22,124
Total current liabilities	254,441	109,197
Convertible notes (Note 8)	805,064	512,033
Payable to GBH (Note 9)	13,564	12,159
Operating lease liabilities (Note 10)	524	171
Total liabilities	1,073,593	633,560
Contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 140,278 and 146,102 at September 30, 2025 and December 31, 2024, respectively	1,403	1,461
Additional paid-in capital	184,274	270,303
Accumulated other comprehensive income/(loss)	2,755	(1,607)
Retained earnings	184,986	129,823
Total stockholders’ equity	373,418	399,980
Total liabilities and stockholders’ equity	$1,447,011	$1,033,540

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Revenues:
Advisory fees	$114,485	$101,659	$317,275	$293,098
Other revenues	11,131	11,509	29,044	23,942
Total revenues	125,616	113,168	346,319	317,040
Operating Expenses:
Compensation and benefits	33,791	29,405	100,406	91,249
Fund management and administration	22,353	21,004	64,319	61,105
Marketing and advertising	4,788	4,897	14,931	14,415
Sales and business development	3,943	3,465	12,312	10,716
Professional fees	3,505	6,315	9,464	16,539
Occupancy, communications and equipment	1,601	1,397	4,642	3,921
Depreciation and amortization	615	447	1,735	1,248
Third-party distribution fees	3,977	2,983	11,172	7,977
Acquisition-related costs	2,409	—	4,376	—
Other	2,980	2,463	8,514	7,617
Total operating expenses	79,962	72,376	231,871	214,787
Operating income	45,654	40,792	114,448	102,253
Other Income/(Expenses):
Interest expense	(8,466)	(5,027)	(19,397)	(13,295)
Interest income	4,015	1,795	8,002	4,631
Loss on extinguishment of convertible notes	(13,011)	(30,632)	(13,011)	(30,632)
Other gains and losses, net	1,325	(3,062)	1,713	(1,753)
Income before income taxes	29,517	3,866	91,755	61,204
Income tax expense	9,816	8,351	22,648	21,819
Net income/(loss)	$19,701	$(4,485)	$69,107	$39,385
Earnings/(loss) per share—basic	$0.14	$(0.13)	$0.48	$0.16
Earnings/(loss) per share—diluted	$0.13	$(0.13)	$0.47	$0.16
Weighted-average common shares—basic	139,584	143,929	141,736	145,756
Weighted-average common shares—diluted	150,675	143,929	146,360	162,691
Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income/(Loss)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$19,701	$(4,485)	$69,107	$39,385
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(1,105)	1,926	4,362	1,543
Other comprehensive (loss)/income	(1,105)	1,926	4,362	1,543
Comprehensive income/(loss)	$18,596	$(2,559)	$73,469	$40,928

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Retained Earnings	Total
Balance—July 1, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087
Restricted stock issued and vesting of restricted stock units, net	32	—	—	—	—	—
Shares repurchased	(6,815)	(68)	(89,950)	—	—	(90,018)
Excise taxes – stock repurchases	—	—	—	—	(717)	(717)
Stock-based compensation	—	—	4,880	—	—	4,880
Other comprehensive loss	—	—	—	(1,105)	—	(1,105)
Dividends	—	—	—	—	(4,410)	(4,410)
Net income	—	—	—	—	19,701	19,701
Balance—September 30, 2025	140,278	$1,403	$184,274	$2,755	$184,986	$373,418

	Three Months Ended September 30, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—July 1, 2024	151,857	$1,519	$315,359	$(931)	$129,617	$445,564
Shares repurchased	(5,704)	(57)	(54,993)	—	—	(55,050)
Restricted stock issued and vesting of restricted stock units, net	(49)	(1)	1	—	—	—
Stock-based compensation	—	—	5,197	—	—	5,197
Repurchase of Series A Non-Voting Convertible Preferred Stock (Note 11)	—	—	—	—	(11,375)	(11,375)
Excise taxes – stock repurchases	—	—	—	—	(1,868)	(1,868)
Other comprehensive income	—	—	—	1,926	—	1,926
Dividends	—	—	—	—	(4,991)	(4,991)
Net loss	—	—	—	—	(4,485)	(4,485)
Balance—September 30, 2024	146,104	$1,461	$265,564	$995	$106,898	$374,918

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,273	23	(23)	—	—	—
Shares repurchased	(8,097)	(81)	(102,651)	—	—	(102,732)
Excise taxes – stock repurchases	—	—	—	—	(717)	(717)
Stock-based compensation	—	—	16,645	—	—	16,645
Other comprehensive income	—	—	—	4,362	—	4,362
Dividends	—	—	—	—	(13,227)	(13,227)
Net income	—	—	—	—	69,107	69,107
Balance—September 30, 2025	140,278	$1,403	$184,274	$2,755	$184,986	$373,418

	Nine Months Ended September 30, 2024
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2024	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	2,574	26	(26)	—	—	—
Shares repurchased	(6,800)	(68)	(62,802)	—	—	(62,870)
Stock-based compensation	—	—	15,952	—	—	15,952
Repurchase of Series A Non-Voting Convertible Preferred Stock (Note 11)	—	—	—	—	(11,375)	(11,375)
Excise taxes – stock repurchases	—	—	—	—	(1,868)	(1,868)
Other comprehensive income	—	—	—	1,543	—	1,543
Dividends	—	—	—	—	(14,985)	(14,985)
Net income	—	—	—	—	39,385	39,385
Balance—September 30, 2024	146,104	$1,461	$265,564	$995	$106,898	$374,918

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$69,107	$39,385
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(51,354)	(39,028)
Stock-based compensation	16,645	15,952
Loss on extinguishment of convertible notes	13,011	30,632
Deferred income taxes	2,628	2,103
Amortization of issuance costs—convertible notes	2,151	1,266
Gains on financial instruments owned, at fair value	(1,914)	(2,575)
Depreciation and amortization	1,735	1,248
Imputed interest on payable to GBH	1,405	2,039
Amortization of right of use asset	1,003	976
Net losses on investments	49	619
Changes in operating assets and liabilities:
Accounts receivable	582	(9,344)
Prepaid expenses	(2,351)	(1,635)
Gold, other precious metals and cryptocurrency	49,686	38,603
Other assets	(482)	(150)
Fund management and administration payable	(749)	(6)
Compensation and benefits payable	(6,328)	(8,251)
Income taxes payable	(40)	1,919
Operating lease liabilities	(987)	(991)
Accounts payable and other liabilities	(540)	6,124
Net cash provided by operating activities	93,257	78,886
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(25,314)	(57,855)
Purchase of investments	(17,553)	—
Cash paid—software development	(2,015)	(1,790)
Purchase of fixed assets	(154)	(128)
Proceeds from the sale of financial instruments owned, at fair value	8,860	42,388
Proceeds from the exit from investment in Securrency, Inc.	—	465
Proceeds from held-to-maturity securities maturing or called prior to maturity	—	18
Net cash used in investing activities	(36,176)	(16,902)
Cash flows from financing activities:
Common stock repurchased	(102,732)	(62,870)
Repurchase and maturity of convertible notes	(36,681)	(132,713)
Dividends paid	(13,218)	(14,745)
Issuance costs—convertible notes	(11,064)	(7,667)
Repurchase of Series A Non-Voting Convertible Preferred Stock	—	(143,812)
Repurchase costs—Series A Non-Voting Convertible Preferred Stock	—	(132)
Proceeds from the issuance of convertible notes	475,000	345,000
Net cash provided by/(used in) financing activities	311,305	(16,939)
Increase in cash flow due to changes in foreign exchange rate	6,274	2,133
Net increase in cash, cash equivalents and restricted cash	374,660	47,178
Cash, cash equivalents and restricted cash—beginning of year	181,191	129,305
Cash, cash equivalents and restricted cash—end of period	$555,851	$176,483
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19,999	$17,807
Cash paid for interest	$15,198	$9,913

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models, solutions, as well as digital asset-related products. Building on its heritage of innovation, the Company offers next-generation digital products and services related to tokenized real world assets and stablecoins, including blockchain-enabled mutual funds (“Digital Funds”), as well as its institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. The Company has the following wholly-owned operating subsidiaries:

●	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
●	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
●	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
●	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
●	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
●	WisdomTree Ireland Limited (“WT Ireland”) is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
●	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
●	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses a blockchain-integrated recordkeeping system to maintain a record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
●	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained and is seeking additional state money transmitter licenses to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
●	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and FINRA, facilitating transactions in WisdomTree Digital Funds.

●	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent uses a blockchain-integrated recordkeeping system for the ownership of WisdomTree Digital Fund shares.
●	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law and is licensed to engage in virtual currency business activity by the New York State Department of Financial Services.
●	Ceres Partners, LLC is an Indiana based investment adviser registered with the SEC, providing investment advisory and other management services to Ceres Farms, LLC (“Ceres Farms”), an open-ended investment fund whose objective is to generate attractive total return through the acquisition and management of farmland primarily in the Midwestern United States.
●	Ceres Securities, LLC is an Indiana based limited purpose broker-dealer registered with the SEC and FINRA, facilitating transactions in Ceres Farms.

Acquisition of Ceres Partners, LLC

On July 31, 2025, the Company and WisdomTree Farmland Holdings, Inc., a wholly-owned subsidiary of the Company (the “Purchaser”), entered into an Equity Purchase Agreement (the “Ceres Purchase Agreement”) with Ceres Partners, LLC, an Indiana limited liability company (“Ceres”), the members of Ceres (together, the “Sellers”), and an individual acting as the Sellers’ representative, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding equity interests of Ceres (the “Ceres Acquisition”), subject to the terms and conditions set forth therein.

On October 1, 2025, the Purchaser completed the Ceres Acquisition for aggregate consideration consisting of (i) $275,000 in cash subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital, and (ii) earnout consideration of up to $225,000, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029. See Note 21 for additional information.

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

Segment and Geographic Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a diverse suite of ETPs, models, solutions, as well as digital asset-related products. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Executive Officer (the chief operating decision maker, or CODM) to allocate resources and other factors.

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

Accounts Receivable

Accounts receivable are customer and other obligations due under normal trade terms. The Company measures credit losses, if any, by applying historical loss rates (adjusted for current conditions and reasonable and supportable forecasts) to amounts outstanding using the aging method.

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

Acquisition-related Costs

The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), with acquisitions recorded using the acquisition method. Transaction costs associated with acquisitions are expensed as incurred.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities, as well as excise tax on stock repurchases. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

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

Recently Issued Accounting Pronouncements

On September 18, 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The guidance removes all references to project stages in prior guidance, clarifies the threshold entities apply to begin capitalizing costs and adds more detail to disclosure requirements. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company does not anticipate this standard to have a material impact on its financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not anticipate this standard to have a material impact on its financial statements.

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

3. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $555,851 and $181,191 at September 30, 2025 and December 31, 2024, respectively, $540,874 and $155,871 were held at three financial institutions. At September 30, 2025 and December 31, 2024, cash equivalents were approximately $199,576 and $48,336, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $35,881 and $39,423 at September 30, 2025 and December 31, 2024, respectively. Of these amounts, $11,689 and $13,403 at September 30, 2025 and December 31, 2024, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2025 and 2024, there were no transfers between Levels 2 and 3.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$199,576	$199,576	$—	$—
Financial instruments owned, at fair value:
ETFs	79,862	79,862	—	—
Pass-through GSEs	6,205	—	6,205	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,510	—	5,510	—
Equities	10,030	10,030	—	—
Fixed income	2,676	1,071	1,605	—
Total	$303,859	$290,539	$13,320	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,035	$—	$—	$8,035

_____________________________

(1)	Fair value determined on September 10, 2025. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$48,336	$48,336	$—	$—
Financial instruments owned, at fair value:
ETFs	62,907	62,907	—	—
Pass-through GSEs	6,898	—	6,898	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,251	—	5,251
Equities	8,478	8,478	—	—
Fixed income	1,905	1,019	886	—
Other investments	687	—	—	687
Total	$134,462	$120,740	$13,035	$687
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3. These instruments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investments in Convertible Notes (Note 6)
Beginning balance	$850	$—	$687	$—
Net unrealized gains(1)	121	—	284	—
Conversion	(971)	—	(971)
Ending balance	$—	$—	$—	$—

_____________________________

(1)	Recorded in other gains and losses, net in the Consolidated Statements of Operations.

5. Financial instruments owned

These instruments consist of the following:

	September 30, 2025	December 31, 2024
Financial instruments owned
Trading securities	$86,067	$69,805
Other assets—seed capital (WisdomTree Digital Funds)	18,216	15,634
Total	$104,283	$85,439

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $680 and $1,195, respectively, during the three and nine months ended September 30, 2025, and $680 and $3,023, respectively, during the comparable periods in 2024, which were recorded in other gains and losses, net, in the Consolidated Statements of Operations.

6. Investments

The following is a summary of the Company’s investments:

	September 30, 2025		December 31, 2024
	Carrying Value	Cost	Carrying Value	Cost

Fnality International Limited—Series B-1 Preference Shares	$8,080	$8,091	$8,235	$8,091
Fnality International Limited—Series C-1 Preference Shares	14,396	14,227	—	—
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	—	—
Other investments	—	—	687	674
Total	$26,476	$26,318	$8,922	$8,765

Fnality International Limited

The Company owns approximately 7.3% (or 6.2% on a fully-diluted basis) of capital stock of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. The Company’s ownership interest is represented by 2,340,378 Series B-1 Preference Shares (“Fnality B-1 Shares”) and 3,029,294 Series C-1 Preference Shares (“Fnality C-1 Shares”). The Fnality B-1 Shares resulted from the conversion of the Company’s investment of £6,000 ($8,091) in convertible notes upon Fnality’s qualified equity financing which occurred in October 2023. The Fnality C-1 Shares resulted from (i) a new investment made by the Company in the amount of £10,000 ($13,553) as part of a qualified equity financing that occurred in September 2025, and (ii) the conversion of a previously outstanding convertible note issued by Fnality with a cost of $674 (previously listed as “other investments” in the table above). The Fnality B-1 Shares and the Fnality C-1 Shares are convertible into ordinary shares at the option of the Company and contain various rights and protections. The Fnality B-1 Shares carry a 1.0x liquidation preference, while the Fnality C-1 Shares carry a 1.5x liquidation preference, which may be reduced to 1.0x upon the occurrence of certain conditions, such as receipt of specified regulatory approvals or a subsequent qualified equity financing.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. The (losses)/gains recognized by the Company on its investment in Fnality were ($969) and ($49), respectively, during the three and nine months ended September 30, 2025 and $476 and ($920), respectively, during the comparable periods in 2024. These (losses)/gains are recorded in other gains and losses, net on the Consolidated Statements of Operations and are inclusive of changes in the British pound to U.S. dollar exchange rate.

The Company’s investment in Fnality Series B-1 Shares was re-measured to fair value upon the occurrence of the Fnality C-1 Shares qualified equity financing in September 2025. Fair value was determined using the backsolve method, a valuation approach that determines the value of shares for companies with complex capital structures based upon the price paid for shares recently issued. Fair value was allocated across the capital structure using the Black-Scholes option pricing model. The table below presents the inputs used in the backsolve valuation approach (classified as Level 3 in the fair value hierarchy):

Inputs
September 10, 2025
Expected volatility	55%
Time to exit (in years)	5.00
Probability of regulatory approval or qualified financing before time to exit	100%

There was no impairment recognized on this investment during the three and nine months ended September 30, 2025 based upon a qualitative assessment.

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the three and nine months ended September 30, 2025 based upon a qualitative assessment.

7. Fixed Assets, Net

The following table summarizes fixed assets:

	September 30, 2025	December 31, 2024
Equipment	$1,223	$1,069
Less: accumulated depreciation	(916)	(733)
Fixed Assets, Net	$307	$336

8. Convertible Notes

The Company has the following convertible notes outstanding as of September 30, 2025:

●	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$1,815 in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”);
●	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”); and
●	$475,000 in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2030 Notes, the Company repurchased $24,030 in aggregate principal amount of the 2028 Notes. As a result of this repurchase, the Company recognized a loss on extinguishment of $13,011 during the three and nine months ended September 30, 2025.

As of September 30, 2025, the Company had an aggregate principal amount of $971,815 outstanding of the 2026 Notes, the 2028 Notes, the 2029 Notes and the 2030 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal outstanding	$150,000	$1,815	$345,000	$475,000
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024	August 14, 2025
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029	August 15, 2030
Interest rate	3.25%	5.75%	3.25%	4.625%
Initial conversion price	$11.04	$9.54	$11.82	$19.15
Initial conversion rate	90.5797	104.8658	84.5934	52.2071
Redemption price	$14.35	$12.40	$15.37	$24.90
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes, the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030, May 15, 2029, May 15, 2028 and March 15, 2026 for the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030, May 15, 2029, May 15, 2028 and March 15, 2026 in respect of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
●	Redemption price: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2027, August 20, 2026, August 20, 2025 and June 20, 2023 in respect of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, and on or prior to the 45th scheduled trading day with respect to the 2030 Notes and the 55th scheduled trading day with respect to the 2029 Notes, the 2028 Notes and the 2026 Notes immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares, 103.6269 shares, 167.7853 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 93,752,578 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at September 30, 2025 and December 31, 2024:

	September 30, 2025					December 31, 2024
	2026 Notes	2028 Notes	2029 Notes	2030 Notes	Total	2026 Notes	2028 Notes	2029 Notes	Total
Principal amount	$150,000	$1,815	$345,000	$475,000	$971,815	$150,000	$25,845	$345,000	$520,845
Less: Unamortized issuance costs	(614)	(26)	(5,946)	(10,779)	(17,365)	(1,263)	(466)	(7,083)	(8,812)
Carrying amount	$149,386	$1,789	$339,054	$464,221	$954,450	$148,737	$25,379	$337,917	$512,033
Effective interest rate(1)	3.83%	6.25%	3.70%	5.10%	4.45%	3.83%	6.25%	3.70%	3.86%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $7,984 and $17,992, respectively, during the three and nine months ended September 30, 2025 and $4,330 and $11,256, respectively, during the comparable periods in 2024. Interest payable of $5,750 and $5,107 at September 30, 2025 and December 31, 2024, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) was $1,155,127 and $571,031, respectively, at September 30, 2025 and December 31, 2024. The if-converted value of the 2026 Notes, the 2028 Notes and the 2029 Notes was $188,859, $2,644 and $405,711, respectively, at September 30, 2025. The if-converted value of the 2030 Notes did not exceed the principal amount at September 30, 2025. The if-converted value of the 2028 Notes was $28,446 at December 31, 2024. The if-converted value of the 2026 Notes and the 2029 Notes did not exceed the principal amount at December 31, 2024.

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

	September 30, 2025	December 31, 2024
Current:	$14,804	$14,804
Long-term	13,564	12,159
Total	$28,368	$26,963

Interest expense recognized was $482 and $1,405, respectively, during the three and nine months ended September 30, 2025 and $697 and $2,039, respectively, during the comparable periods in 2024 and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

10. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$341	$328	$1,003	$976
Short-term lease cost	47	65	142	205
Total lease cost	$388	$393	$1,145	$1,181
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$332	$328	$987	$991
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.5	1.1	1.5	1.1
Weighted-average discount rate—operating leases	6.5%	5.7%	6.5%	5.7%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at September 30, 2025 with respect to the Company’s operating lease liabilities:

Remainder of 2025	$339
2026	1,186
2027	333
Total future minimum lease payments (undiscounted)	$1,858

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2025 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,258
Lease liability—long term	524
Subtotal	1,782
Difference between undiscounted and discounted cash flows	76
Total future minimum lease payments (undiscounted)	$1,858

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

Since February 2022, seven of the eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by all investors related to the remaining open and appealed claims were approximately €15,270 ($17,910) at September 30, 2025.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($9,790) resulting from the closure of 3OIL. A writ of summons has not been served.

The Company continues to assess the open and appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at September 30, 2025 and December 31, 2024.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	September 30, 2025	December 31, 2024
Carrying Amount—Assets:
Fnality Series B-1 Shares	$8,080	$8,235
Fnality Series C-1 Shares	14,396	—
Other investments	—	687
Total	$22,476	$8,922
Maximum exposure to loss	$22,476	$8,922

13. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Advisory fees	$114,485	$101,659	$317,275	$293,098
Other revenues	11,131	11,509	29,044	23,942
Total operating revenues	$125,616	$113,168	$346,319	$317,040

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
United States	$75,405	$76,312	$214,686	$212,024
Jersey	39,984	30,965	107,545	88,692
Ireland	10,227	5,891	24,088	16,324
Total operating revenues	$125,616	$113,168	$346,319	$317,040

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

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	September 30, 2025	December 31, 2024
Receivable from WTT	$25,054	$24,672
Receivable from ManJer Issuers	7,769	5,155
Receivable from WMAI and WTICAV	7,861	5,132
Total	$40,684	$34,959

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

The following table summarizes revenues from advisory services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Advisory services provided to WTT	$74,774	$72,201	$212,871	$206,478
Advisory services provided to ManJer Issuers	29,484	23,567	80,316	70,296
Advisory services provided to WMAI and WTICAV	10,227	5,891	24,088	16,324
Total	$114,485	$101,659	$317,275	$293,098

Investments in WisdomTree Products

The Company also has investments in certain WisdomTree products of $175,853 and $89,822, respectively, at September 30, 2025 and December 31, 2024. This includes $18,216 and $15,616, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management as of September 30, 2025 and December 31, 2024, as well as $5,232 of seed investments in the WisdomTree Government Money Market Digital Fund as of December 31, 2024 (referred to herein as “other assets–seed capital”).

Net unrealized and realized gains related to trading WisdomTree products were $946 and $1,742, respectively, during the three and nine months ended September 30, 2025 and $554 and $2,278, respectively, during the comparable periods in 2024. Such gains are recorded in other gains and losses, net on the Consolidated Statements of Operations.

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

Stock-based compensation expense was $4,880 and $16,645, respectively, during the three and nine months ended September 30, 2025 and $5,197 and $15,952, respectively, during the comparable periods in 2024.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2025
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$21,350	0.90

A summary of stock-based compensation award activity (shares) during the three months ended September 30, 2025 is as follows:

	RSA	RSU	PRSU
Balance at July 1, 2025	3,952,920	326,907	1,421,065
Vested	—	(46,118)	—
Forfeited	(14,975)	(326)	—
Stock dividends accrued	—	299	3,123
Balance at September 30, 2025	3,937,945	280,762 (1)	1,424,188

_____________________________

(1)	Includes 99,348 deferred RSUs that have vested.

16. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2025	2024	2025	2024
Net income/(loss)	$19,701	$(4,485)	$69,107	$39,385
Less: Excise tax on stock repurchases	(718)	—	(718)	—
Less: Loss on repurchase of Series A Non-Voting Convertible Preferred Stock	—	(11,375)	—	(11,375)
Less: Income distributed to participating securities	—	(2,331)	—	(3,255)
Less: Undistributed income allocable to participating securities	—	—	(22)	(1,096)
Net income/(loss) available to common stockholders—Basic EPS	$18,983	$(18,191)	$68,367	$23,659
Weighted average common shares (in thousands)	139,584	143,929	141,736	145,756
Basic earnings/(loss) per share	$0.14	$(0.13)	$0.48	$0.16

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2025	2024	2025	2024
Net income/(loss) available to common stockholders	$18,983	$(18,191)	$68,367	$23,659
Add back: Undistributed income allocable to participating securities	—	—	22	1,096
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	(21)	(900)
Net income/(loss) available to common stockholders—Diluted EPS	$18,983	$(18,191)	$68,368	$23,855
Weighted average diluted shares (in thousands):
Weighted average common shares	139,584	143,929	141,736	145,756
Dilutive effect of common stock equivalents, excluding participating securities	11,091	—	4,566	4,324
Weighted average diluted shares, excluding participating securities (in thousands)	150,675	143,929	146,302	150,080
Diluted earnings/(loss) per share	$0.13	$(0.13)	$0.47	$0.16

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were no antidilutive non-participating common stock equivalents for the three and nine months ended September 30, 2025 and 2024.

Potential common shares associated with the conversion option embedded in the Convertible Notes for the three and nine months ended September 30, 2025 were 5,780 and 21, respectively (shares herein are reported in thousands). There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended September 30, 2024 as the Company reported a net loss. There were also no potential common shares during the nine months ended September 30, 2024 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended September 30,			Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2025	2024		2025	2024
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	150,675	143,929	(1)	146,360	162,691
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Non-Voting Convertible Preferred Stock	—	—		—	(12,112)
Potentially dilutive restricted stock awards	—	—		(58)	(499)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	150,675	143,929		146,302	150,080

_____________________________

(1)

Excludes 7,540 participating securities and 5,276 potentially dilutive non-participating common stock equivalents for the three months ended September 30, 2024, as the Company reported a net loss for the period (shares herein are reported in thousands).

17. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2025

The Company’s effective income tax rate during the three months ended September 30, 2025 was 33.3%, resulting in income tax expense of $9,816. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of the 2028 Notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the nine months ended September 30, 2025 was 24.7%, resulting in income tax expense of $22,648. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of the 2028 Notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2024

The Company’s effective income tax rate during the three months ended September 30, 2024 was 216.0%, resulting in income tax expense of $8,351. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of the 2028 Notes, a non-deductible civil money penalty of $4,000 in connection with a settlement with the SEC regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”) and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the nine months ended September 30, 2024 was 35.6%, resulting in income tax expense of $21,819. The effective income tax rate differs from the federal statutory tax rate of 21% primarily due to non-deductible loss on extinguishment of the 2028 Notes, a non-deductible civil money penalty of $4,000 in connection with the SEC ESG Settlement and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the nine months ended September 30, 2025:

Nine Months Ended Sept. 30, 2025
United States - Federal	$5,876
United States - State and local	2,595
United Kingdom	11,208
Other	320
$19,999

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Deferred tax assets:
Capital losses	$6,760	$21,984
Accrued expenses	5,006	6,465
Stock-based compensation	2,373	2,843
Acquisition-related costs.	1,080	—
NOLs—Foreign	888	1,024
Goodwill and intangible assets	562	705
Operating lease liabilities	367	95
Software capitalization	—	199
Foreign currency translation adjustment	—	427
Other	296	331
Deferred tax assets	17,332	34,073
Deferred tax liabilities:
Software capitalization	891	—
Foreign currency translation adjustment	732	—
Fixed assets and prepaid assets	378	246
Unrealized gains	566	76
Right of use assets—operating leases	364	95
Unremitted earnings—European subsidiaries	197	92
Deferred tax liabilities	3,128	509
Total deferred tax assets less deferred tax liabilities	14,204	33,564
Less: Valuation allowance	(6,194)	(21,908)
Deferred tax assets, net	$8,010	$11,656

Capital Losses – U.S.

The Company’s tax effected capital losses at September 30, 2025 were $6,760. These capital losses expire between the years 2025 and 2030. During the nine months ended September 30, 2025, tax effected capital losses in the amount of $15,294 expired.

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $888 at September 30, 2025.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of September 30, 2025, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2020.

Uncertain Tax Positions

There were no unrecognized tax benefits at September 30, 2025 and December 31, 2024.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $197 and $92 at September 30, 2025 and December 31, 2024, respectively.

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

While the OBBBA accelerated certain previously deferred tax deductions, it did not otherwise have a material impact on the Company’s financial statements.

18. Shares Repurchased

On October 27, 2025, the Company’s Board of Directors approved an increase of $190,038 to the Company’s share repurchase program, bringing the total authorization to $250,000, which expires on April 27, 2028. Repurchases, which will include purchases to offset future equity awards made under the Company’s equity plans, may be made from time to time in open market transactions, privately negotiated transactions, block trades or otherwise, in each case in accordance with applicable securities laws. The timing, manner, price and amount of any repurchases will be determined at the Company’s discretion and will depend on a variety of factors including stock price, general business and market conditions, and corporate and regulatory requirements, as well as other uses of capital and the Company’s liquidity position. The program does not obligate the Company to repurchase any particular amount of common stock and may be modified, suspended or discontinued at any time without prior notice. Shares repurchased under this program are returned to the status of authorized and unissued on the Company’s books and records.

The Company repurchased 6,814,364 and 8,096,862 shares, respectively, of its common stock under this program during the three and nine months ended September 30, 2025 and 5,704,023 and 6,800,301 shares, respectively, during the comparable periods in 2024. The aggregate cost of the shares repurchased during the three and nine months ended September 30, 2025 was $90,018 and $102,732, respectively, and the aggregate cost of the shares repurchased during the comparable periods in 2024 was $55,050 and $62,870, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of November 6, 2025, $250,000 remained under this program for future purchases.

19. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2025	$86,841
Changes	—
Balance at September 30, 2025	$86,841

Of the total goodwill of $86,841 at September 30, 2025, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at September 30, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	8,870	(3,665)	5,205
Balance at September 30, 2025	$610,117	$(3,665)	$606,452

	Balance at December 31, 2024
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	6,855	(2,206)	4,649
Balance at December 31, 2024	$608,102	$(2,206)	$605,896

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $476 and $1,459, respectively, during the three and nine months ended September 30, 2025 and $384 and $1,070, respectively, during the comparable periods in 2024.

As of September 30, 2025, expected amortization expense for the unamortized finite-lived intangible assets is as follows:

Remainder of 2025	$571
2026	2,353
2027	1,471
2028	801
2029	9
Total expected amortization expense	$5,205

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating revenues	$125,616	$113,168	$346,319	$317,040
Less: Legal expenses expected to be covered by insurance	—	(3,661)	—	(4,114)
Operating revenues, as adjusted	$125,616	$109,507	$346,319	$312,926
Operating income	45,654	40,792	114,448	$102,253
Add back: Expenses incurred in response to an activist campaign	—	—	—	4,966
Add back: Acquisition-related costs	2,409	—	4,376	—
Adjusted operating income	$48,063	$40,792	$118,824	$107,219
Operating income margin	36.3%	36.0%	33.0%	32.3%
Adjusted operating income margin	38.3%	37.3%	34.3%	34.3%

Acquisition-related costs for the three and nine months ended September 30, 2025 include professional fees of $2,409 and $4,376, respectively. Expenses incurred in response to an activist campaign for the nine months ended September 30, 2024 include $4,857 of professional fees.

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

21. Subsequent Events

As previously disclosed in Note 1, the Company completed its acquisition of Ceres on October 1, 2025. Pursuant to the Ceres Purchase Agreement, the purchase price consisted of (i) $275,000 in cash payable at closing, subject to customary post-closing adjustments, and (ii) earnout consideration of up to $225,000, payable in 2030, contingent upon Ceres achieving a CAGR in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029.

The Ceres Acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Ceres based on the estimated fair values as of the closing date of the acquisition.

The Company has determined that the earnout should be classified as contingent consideration since (i) continuing employment is not a condition for payment (except as described below), (ii) non-employee sellers are entitled to similar payments based upon their relative ownership percentages and (iii) the payment formula described above is tied to the valuation of the acquired business. Under ASC 805, contingent consideration must be recognized at the acquisition date as part of the consideration transferred for the acquired business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in subsequent reports filed with or furnished to the SEC. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Executive Summary

We are a global financial innovator, offering a diverse suite of ETPs, models, solutions, as well as digital asset-related products. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access, transparency and provide an enhanced user experience. Building on our heritage of innovation, we offer next-generation digital products and services related to tokenized real world assets and stablecoins, including Digital Funds, as well as our institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime.

As of September 30, 2025, we managed approximately $137.2 billion in AUM. Our ETPs span a broad range of strategies including equities, commodities, fixed income, cryptocurrency, leveraged-and-inverse, currency and alternatives exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

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

Acquisition of Ceres Partners, LLC (“Ceres”)

On July 31, 2025, we and WisdomTree Farmland Holdings, Inc., our wholly-owned subsidiary (the “Purchaser”), entered into an Equity Purchase Agreement (the “Ceres Purchase Agreement”) with Ceres Partners, LLC (“Ceres”), an Indiana limited liability company (“Ceres”), the members of Ceres (together, the “Sellers”), and an individual acting as the Sellers’ representative, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding equity interests of Ceres (the “Ceres Acquisition”), a leading U.S.-based alternative asset manager specializing in farmland investments.

On October 1, 2025, the Purchaser completed the Ceres acquisition for aggregate consideration consisting of (i) $275.0 million in cash, subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital, and (ii) earnout consideration of up to $225.0 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029. For additional information about the Ceres Acquisition, see Note 21 to our Consolidated Financial Statements.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, commodities and currency, fixed income, cryptocurrency, leveraged-and-inverse and alternatives. The chart below sets forth the asset mix of our ETPs at September 30, 2025, June 30, 2025 and September 30, 2024:

Market Environment

Global financial markets posted strong gains in the third quarter, driven by robust artificial intelligence and technology demand, solid corporate earnings, and a well-anticipated Federal Reserve rate cut. A weaker U.S. dollar supported emerging markets. Commodities experienced record-setting rallies in gold and silver, while credit and digital assets also performed well. Amid the strong rally, elevated stock valuations, persistent inflation and ongoing geopolitical tensions continued to present potential challenges for markets.

During the quarter, the S&P 500, the MSCI EAFE Index (local currency), the MSCI EMU Index (local currency), the MSCI Japan Index (local currency), the MSCI Emerging Markets Index (U.S. dollar) and gold prices increased by 8.1%, 5.4%, 4.3% 10.6%, 10.9% and 16.4%, respectively. The U.S. dollar was essentially unchanged versus the euro and weakened 2.1% and 2.8%, respectively, versus the British pound and Japanese yen during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $315.1 billion for the three months ended September 30, 2025. Fixed income and U.S. equity gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $77.6 billion for the three months ended September 30, 2025. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

34

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $85.2 billion at June 30, 2025 to $88.3 billion at September 30, 2025 due to market appreciation, partly offset by net outflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $40.5 billion at June 30, 2025 to $48.3 billion at September 30, 2025 due to market appreciation and net inflows.

Digital Assets

The AUM of our digital assets products increased from $0.4 billion at June 30, 2025 to $0.6 billion at September 30, 2025 due to net inflows. Substantially all current quarter inflows were into the WisdomTree Government Money Market Digital Fund.

Consolidated Operating Results

The following table sets forth our revenues and net (loss)/income for the most recent five quarters.

●	Revenues – Total revenues increased 11.0% from the three months ended September 30, 2024 to $125.6 million in the comparable period in 2025 due to higher average AUM and higher other revenues attributable to our European listed ETPs, partly offset by a lower average advisory fee. Other income for the three months ended September 30, 2024 also included $3.7 million of other revenues related to legal and other related expenses incurred in connection with a settlement with the SEC regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”) that were covered by insurance.
●	Expenses – Total operating expenses increased 10.5% from the three months ended September 30, 2024 to $80.0 million in the comparable period in 2025 primarily due to higher compensation expense, acquisition-related costs, fund management and administration expenses and third-party distribution fees. These increases were partly offset by lower professional fees, as the third quarter of 2024 included $3.7 million of legal and other related expenses incurred in connection with the SEC ESG Settlement that were covered by insurance.
●	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, losses on extinguishment of convertible notes and other gains and losses. Further information is provided herein.
●	Net income – We reported net income/(loss) of $19.7 million and ($4.5) million during the three months ended September 30, 2025 and 2024, respectively.

Guidance Update for the Year Ending December 31, 2025

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2025 is currently estimated to range from 28% to 30% (unchanged from our guidance provided last quarter) and takes into consideration the recently completed Ceres Acquisition, planned hires as well as year-end compensation adjustments and the annualization of hires made during 2024. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenues and operating income growth, margin expansion and our stock price performance in relation to our peers. A range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the nine months ended September 30, 2025, our discretionary spending was $51.6 million, exclusive of acquisition-related costs incurred to date. We currently estimate our discretionary spending (exclusive of acquisition-related costs) for the year ending December 31, 2025 to range from $68.0 million to $72.0 million (unchanged from our guidance range provided last quarter).

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 81.4% during the nine months ended September 30, 2025. For the year ending December 31, 2025, we currently estimate that our gross margin percentage to be approximately 82.0% (previously 81.0% to 82.0%) taking into consideration the recently completed Ceres Acquisition.

Third-Party Distribution Fees

We currently estimate third-party distribution expense for the year ending December 31, 2025 to be approximately $14.0 million to $15.0 million (unchanged from our guidance range provided last quarter), which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2025 to be $31.0 million (previously $22.0 million), taking into consideration the $475.0 million in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”) issued in August 2025 to facilitate the Ceres Acquisition. This guidance is also inclusive of approximately $2.0 million of interest costs we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased in November 2023 from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council.

Interest Income

We currently estimate our interest income for the year ending December 31, 2025 to be approximately $10.0 million to $11.0 million (previously $8.0 million), as we temporarily invested the proceeds received from the issuance of the 2030 Notes prior to completing the Ceres Acquisition.

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

Weighted Average Diluted Shares

Our weighted average diluted shares for the three months ended September 30, 2025 were 150.7 million. We currently estimate our weighted average diluted shares to be between 146.0 million and 149.0 million for the three months ending December 31, 2025. This guidance reflects the full-quarter impact of 6.8 million shares of common stock repurchased in August 2025 in connection with the issuance of the 2030 Notes. It also includes approximately 5.0 million incremental shares associated with our Convertible Notes, assuming a stock price of approximately $13.00 to $14.00 per share. While our Convertible Notes require principal to be paid in cash, our diluted shares are increased for any incremental shares associated with an assumed conversion if our stock price exceeds the applicable conversion price of our Convertible Notes of $9.54 per share for the 5.75% Convertible Senior Notes due 2028, $11.04 per share for the 3.25% Convertible Senior Notes due 2026, $11.82 per share for the 3.25% Convertible Senior Notes due 2029 and $19.15 per share for the 2030 Notes. Increases in our stock price will increase the incremental shares impacting our diluted share count, while decreases in our stock price will reduce the overall impact.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025		September 30, 2024
GLOBAL ETPs (in millions)
Beginning of period assets	$126,070	$115,787	$109,686	$109,779		$100,124
Add: Digital Assets—Jan. 1, 2025	—	—	—	32		—
Inflows/(outflows)	2,237	3,529	(2,395)	8,818		(67)
Market appreciation	8,868	6,754	5,286	18,546		12,520
End of period assets	$137,175	$126,070	$112,577	$137,175		$112,577
Average assets during the period	$130,760	$119,185	$110,369	$121,522		$107,103
Average advisory fee during the period	0.35%	0.35%	0.37%	0.35%		0.37%
Number of products-end of period	397	383	352	397	(1)	352

U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$85,179	$80,531	$79,722	$79,095		$72,486
(Outflows)/inflows	(448)	1,110	(1,650)	2,509		1,439
Market appreciation	3,562	3,538	3,195	6,689		7,342
End of period assets	$88,293	$85,179	$81,267	$88,293		$81,267
Average assets during the period	$87,205	$81,525	$80,335	$83,286		$77,896
Number of ETFs-end of period	84	81	78	84		78

EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$40,541	$35,124	$29,964	$30,684		$27,638
Inflows/(outflows)	2,447	2,201	(745)	5,752		(1,506)
Market appreciation	5,302	3,216	2,091	11,854		5,178
End of period assets	$48,290	$40,541	$31,310	$48,290		$31,310
Average assets during the period	$42,853	$37,439	$30,034	$37,902		$29,207
Number of ETPs-end of period	295	285	274	295		274

DIGITAL ASSETS ($ in millions)
Beginning of period assets	$350	$132	$—	$—		$—
Add: Digital Assets—Jan. 1, 2025	—	—	—	32		—
Inflows	238	218	—	557		—
Market appreciation	4	—	—	3		—
End of period assets	$592	$350	$—	$592		$—
Average assets during the period	$702	$221	$—	$334		$—
Number of products-end of period	18	17	—	18		—

U.S. Equity
Beginning of period assets	$38,617	$35,628	$31,834	$35,414		$29,156
Add: Digital Assets—Jan. 1, 2025	—	—	—	9		—
Inflows	41	1,288	328	2,291		1,085
Market appreciation	2,319	1,701	2,481	3,263		4,402
End of period assets	$40,977	$38,617	$34,643	$40,977		$34,643
Average assets during the period	$40,024	$36,080	$33,175	$37,460		$31,556

Commodity & Currency
Beginning of period assets	$26,696	$25,487	$21,987	$21,906		$21,336
Add: Digital Assets—Jan. 1, 2025	—	—	—	1		—
Inflows/(outflows)	1,097	(110)	(741)	828		(2,700)
Market appreciation	3,912	1,319	1,788	8,970		4,398
End of period assets	$31,705	$26,696	$23,034	$31,705		$23,034
Average assets during the period	$28,162	$25,888	$22,016	$26,015		$21,763

International Developed Market Equity
Beginning of period assets	$21,725	$18,178	$19,385	$17,602		$15,103
Inflows/(outflows)	476	1,645	(1,391)	2,595		1,459
Market appreciation	1,692	1,902	81	3,696		1,513
End of period assets	$23,893	$21,725	$18,075	$23,893		$18,075
Average assets during the period	$22,481	$19,577	$18,636	$20,111		$18,045

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed Income
Beginning of period assets	$22,543	$22,230	$21,430	$20,043	$21,197
Add: Digital Assets—Jan. 1, 2025	—	—	—	21	—
(Outflows)/inflows	(61)	148	(897)	2,180	(675)
Market appreciation	27	165	234	265	245
End of period assets	$22,509	$22,543	$20,767	$22,509	$20,767
Average assets during the period	$23,128	$22,526	$21,135	$22,373	$21,165

Emerging Market Equity
Beginning of period assets	$10,957	$9,985	$11,875	$10,468	$10,726
(Outflows)/inflows	(250)	28	(20)	(667)	254
Market appreciation	148	944	597	1,054	1,472
End of period assets	$10,855	$10,957	$12,452	$10,855	$12,452
Average assets during the period	$10,874	$10,295	$12,083	$10,414	$11,477

Cryptocurrency
Beginning of period assets	$2,087	$1,553	$838	$1,912	$414
Add: Digital Assets—Jan. 1, 2025	—	—	—	1	—
Inflows	764	198	201	873	434
Market appreciation	317	336	15	382	206
End of period assets	$3,168	$2,087	$1,054	$3,168	$1,054
Average assets during the period	$2,412	$1,800	$917	$2,037	$796

Leveraged & Inverse
Beginning of period assets	$2,631	$2,133	$1,922	$1,924	$1,815
(Outflows)/inflows	(52)	141	71	205	3
Market appreciation	334	357	89	784	264
End of period assets	$2,913	$2,631	$2,082	$2,913	$2,082
Average assets during the period	$2,750	$2,354	$1,962	$2,396	$1,886

Alternatives
Beginning of period assets	$814	$593	$415	$510	$377
Inflows	222	191	54	513	73
Market appreciation	119	30	1	132	20
End of period assets	$1,155	$814	$470	$1,155	$470
Average assets during the period	$929	$665	$445	$716	$415

Headcount:	338	321	314	338	314

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

_____________________________

(1)	Includes 17 digital assets products, which were launched prior to January 1, 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Selected Operating and Financial Information

	Three Months Ended September 30,			Percent
	2025	2024	Change	Change
AUM (in millions)
Average AUM	$130,760	$110,369	$20,391	18.5%
Operating Revenues (in thousands)
Advisory fees	$114,485	$101,659	$12,826	12.6%
Other revenues	11,131	11,509	(378)	(3.3% )
Total operating revenues	$125,616	$113,168	$12,448	11.0%

Operating Revenues

Advisory fees

Advisory fee revenues increased 12.6% from $101.7 million during the three months ended September 30, 2024 to $114.5 million in the comparable period in 2025 due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.37% during the three months ended September 30, 2024 and 0.35% during the three months ended September 30, 2025.

Other revenues

Other revenues decreased by $0.4 million during the three months ended September 30, 2025. The three months ended September 30, 2024 included $3.7 million related to legal and other related expenses incurred in connection with the SEC ESG Settlement that were covered by insurance. This item was largely offset by higher other revenues attributable to our European listed products.

Operating Expenses

	Three Months Ended September 30,			Percent
(in thousands)	2025	2024	Change	Change
Compensation and benefits	$33,791	$29,405	$4,386	14.9%
Fund management and administration	22,353	21,004	1,349	6.4%
Marketing and advertising	4,788	4,897	(109)	(2.2%	)
Sales and business development	3,943	3,465	478	13.8%
Professional fees	3,505	6,315	(2,810)	(44.5%	)
Occupancy, communications and equipment	1,601	1,397	204	14.6%
Depreciation and amortization	615	447	168	37.6%
Third-party distribution fees	3,977	2,983	994	33.3%
Acquisition-related costs	2,409	—	2,409	100.0%
Other	2,980	2,463	517	21.0%
Total operating expenses	$79,962	$72,376	$7,586	10.5%

	Three Months Ended September 30,
As a Percent of Revenues:	2025	2024
Compensation and benefits	26.9%	26.0%
Fund management and administration	17.8%	18.6%
Marketing and advertising	3.8%	4.3%
Sales and business development	3.1%	3.1%
Professional fees	2.8%	5.6%
Occupancy, communications and equipment	1.3%	1.2%
Depreciation and amortization	0.5%	0.4%
Third-party distribution fees	3.2%	2.6%
Acquisition-related costs	1.9%	0.0%
Other	2.4%	2.2%
Total operating expenses	63.7%	64.0%

Compensation and benefits

Compensation and benefits expense increased 14.9% from $29.4 million during the three months ended September 30, 2024 to $33.8 million in the comparable period in 2025 due to higher incentive compensation and increased headcount. Headcount was 314 and 338 at September 30, 2024 and 2025, respectively.

Fund management and administration

Fund management and administration expense increased 6.4% from $21.0 million during the three months ended September 30, 2024 to $22.4 million in the comparable period in 2025 primarily due to higher average AUM. We had 78 U.S. listed ETFs and 274 European listed ETPs at September 30, 2024 compared to 84 U.S. listed ETFs, 295 European listed ETPs and 18 digital assets products at September 30, 2025.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the three months ended September 30, 2024.

Sales and business development

Sales and business development expense increased 13.8% from $3.5 million during the three months ended September 30, 2024 to $3.9 million in the comparable period in 2025 primarily due to increases in travel and events spending.

Professional fees

Professional fees expense decreased 44.5% from $6.3 million during the three months ended September 30, 2024 to $3.5 million in the comparable period in 2025 as the prior period included expenses incurred in response to an activist campaign and in connection with the SEC ESG Settlement.

Occupancy, communications and equipment

Occupancy, communications and equipment expense was essentially unchanged from the three months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged from the three months ended September 30, 2024.

Third-party distribution fees

Third-party distribution fees increased 33.3% from $3.0 million during the three months ended September 30, 2024 to $4.0 million in the comparable period in 2025 due to our strong organic growth and AUM expansion across our distribution platforms.

Acquisition-related Costs

During the three months ended September 30, 2025, we recorded $2.5 million of acquisition-related costs incurred in connection with the Ceres Acquisition.

Other

Other expenses increased 21.0% from $2.5 million during the three months ended September 30, 2024 to $3.0 million in the comparable period in 2025 primarily due to higher dues, subscriptions and other miscellaneous expenses.

Other Income/(Expenses)

	Three Months Ended September 30,			Percent
(in thousands)	2025	2024	Change	Change
Interest expense	$(8,466)	$(5,027)	$(3,439)	68.4%
Interest income	4,015	1,795	2,220	123.7%
Loss on extinguishment of convertible notes	(13,011)	(30,632)	17,621	(57.5%	)
Other gains and losses, net	1,325	(3,062)	4,387	n/a
Total other expenses, net	$(16,137)	$(36,926)	$20,789	(56.3%	)
	Three Months Ended September 30,
As a Percent of Revenues:	2025		2024
Interest expense	(6.7%	)	(4.4%	)
Interest income	3.2%		1.6%
Loss on extinguishment of convertible notes	(10.4%	)	(27.1%	)
Other gains and losses, net	1.1%		(2.7%	)
Total other expenses, net	(12.8%	)	(32.6%	)

Interest expense

Interest expense increased 68.4% from $5.0 million during the three months ended September 30, 2024 to $8.5 million in the comparable period in 2025 due to a higher level of debt outstanding inclusive of the 2030 Notes issued in August of 2025 to facilitate the Ceres Acquisition, partly offset by a lower average interest rate. Our effective interest rate during the three months ended September 30, 2024 and 2025 was 4.4% and 4.1%, respectively.

Interest income

Interest income increased 123.7% from $1.8 million during the three months ended September 30, 2024 to $4.0 million in the comparable period in 2025 due to a higher level of interest-earning assets, including from temporarily investing proceeds received from the issuance of the 2030 Notes prior to completing the Ceres Acquisition.

Loss on Extinguishment of Convertible Notes

During the three months ended September 30, 2025, we recognized a loss on extinguishment of convertible notes of $13.0 million arising from the repurchase of $24.0 million in aggregate principal amount of our 2028 Notes.

Other gains and losses, net

Other gains and losses, net were ($3.1) million and $1.3 million during the three months ended September 30, 2024 and 2025, respectively. The three months ended September 30, 2025 includes net gains of $1.1 million on our financial instruments owned, and net losses of $1.0 million on our investments. Gains and losses also generally arise from the sale of gold and cryptocurrency earned from management fees paid by our physically-backed ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate during the three months ended September 30, 2025 was 33.3%, resulting in income tax expense of $9.8 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of the 2028 Notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate during the three months ended September 30, 2024 was 216.0%, resulting in income tax expense of $8.4 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of the 2028 Notes, a non-deductible civil money penalty of $4.0 million in connection with the SEC ESG Settlement and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Selected Operating and Financial Information

	Nine Months Ended September 30,			Percent
	2025	2024	Change	Change
AUM (in millions)
Average AUM	$121,522	$107,103	$11,419	13.5%
Operating Revenues (in thousands)
Advisory fees	$317,275	$293,098	$24,177	8.2%
Other revenues	29,044	23,942	5,102	21.3%
Total revenues	$346,319	$317,040	$29,279	9.2%

Operating Revenues

Advisory fees

Advisory fee revenues increased 8.2% from $293.1 million during the nine months ended September 30, 2024 to $317.3 million in the comparable period in 2025 primarily due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.37% during the nine months ended September 30, 2024 and 0.35% during the comparable period in 2025.

Other revenues

Other revenues increased 21.3% from $23.9 million during the nine months ended September 30, 2024 to $29.0 million in the comparable period in 2025 due to higher other revenues attributable to our European listed products. This was partly offset by $4.1 million of non-recurring legal and other related expenses incurred in connection with the SEC ESG Settlement during the nine months ended September 30, 2024 that were covered by insurance.

Operating Expenses

	Nine Months Ended September 30,			Percent
(in thousands)	2025	2024	Change	Change
Compensation and benefits	$100,406	$91,249	$9,157	10.0%
Fund management and administration	64,319	61,105	3,214	5.3%
Marketing and advertising	14,931	14,415	516	3.6%
Sales and business development	12,312	10,716	1,596	14.9%
Professional fees	9,464	16,539	(7,075)	(42.8% )
Occupancy, communications and equipment	4,642	3,921	721	18.4%
Depreciation and amortization	1,735	1,248	487	39.0%
Third-party distribution fees	11,172	7,977	3,195	40.1%
Acquisition-related costs	4,376	—	4,376	100.0%
Other	8,514	7,617	897	11.8%
Total operating expenses	$231,871	$214,787	$17,084	8.0%

As a Percent of Revenues:	Nine Months Ended September 30,
	2025	2024
Compensation and benefits	29.0%	28.8%
Fund management and administration	18.6%	19.3%
Marketing and advertising	4.3%	4.5%
Sales and business development	3.6%	3.4%
Professional fees	2.7%	5.2%
Occupancy, communications and equipment	1.3%	1.2%
Depreciation and amortization	0.5%	0.4%
Third-party distribution fees	3.2%	2.5%
Acquisition-related costs	1.3%	0.0%
Other	2.5%	2.4%
Total operating expenses	67.0%	67.7%

Compensation and benefits

Compensation and benefits expense increased 10.0% from $91.2 million during the nine months ended September 30, 2024 to $100.4 million in the comparable period in 2025 due to higher incentive compensation and increased headcount.

Fund management and administration

Fund management and administration expense increased 5.3% from $61.1 million during the nine months ended September 30, 2024 to $64.3 million in the comparable period in 2025 primarily due to higher average AUM.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the nine months ended September 30, 2024.

Sales and business development

Sales and business development expense increased 14.9% from $10.7 million during the nine months ended September 30, 2024 to $12.3 million in the comparable period in 2025 primarily due to increases in travel and events spending.

Professional fees

Professional fees decreased 42.8% from $16.5 million during the nine months ended September 30, 2024 to $9.5 million in the comparable period in 2025 primarily as the prior period included expenses incurred in response to an activist campaign and in connection with the SEC ESG Settlement.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 18.4% from $3.9 million during the nine months ended September 30, 2024 to $4.6 million in the comparable period in 2025 primarily due to higher equipment and communication expenses driven by increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 39.0% from $1.2 million during the nine months ended September 30, 2024 to $1.7 million in the comparable period in 2025 primarily due to higher amortization of internally-developed software.

Third-party distribution fees

Third-party distribution fees increased 40.1% from $8.0 million during the nine months ended September 30, 2024 to $11.2 million in the comparable period in 2025 due to our strong organic growth and AUM expansion across our distribution platforms.

Acquisition-related Costs

During the nine months ended September 30, 2025, we recorded $4.4 million of acquisition-related costs incurred in connection with the Ceres Acquisition.

Other

Other expenses increased 11.8% from $7.6 million during the nine months ended September 30, 2024 to $8.5 million in the comparable period in 2025 primarily due to higher dues, subscriptions and other miscellaneous expenses.

Other Income/(Expenses)

	Nine Months Ended September 30,			Percent
(in thousands)	2025	2024	Change	Change
Interest expense	$(19,397)	$(13,295)	$(6,102)	45.9%
Interest income	8,002	4,631	3,371	72.8%
Loss on extinguishment of convertible notes	(13,011)	(30,632)	17,621	(57.5%	)
Other gains and losses, net	1,713	(1,753)	3,466	n/a
Total other expenses, net	$(22,693)	$(41,049)	$18,356	(44.7%	)

	Nine Months Ended September 30,
As a Percent of Revenues:	2025		2024
Interest expense	(5.6%	)	(4.1%	)
Interest income	2.3%		1.5%
Loss on extinguishment of convertible notes	(3.8%	)	(9.7%	)
Other gains and losses, net	0.5%		(0.6%	)
Total other expenses, net	(6.6%	)	(12.9%	)

Interest expense

Interest expense increased 45.9% from $13.3 million during the nine months ended September 30, 2024 to $19.4 million in the comparable period in 2025 due to a higher level of debt outstanding, inclusive of the 2030 Notes issued in August 2025 to facilitate the Ceres Acquisition, partly offset by a lower average interest rate. Our effective interest rate during the nine months ended September 30, 2024 and 2025 was 4.8% and 4.0%, respectively.

Interest income

Interest income increased 72.8% from $4.6 million during the nine months ended September 30, 2024 to $8.0 million in the comparable period in 2025 due to a higher level of interest-earning assets, including from temporarily investing proceeds received from the issuance of the 2030 Notes prior to completing the Ceres Acquisition.

Other gains and losses, net

Other gains and losses, net were ($1.8) million and $1.7 million during the nine months ended September 30, 2024 and 2025, respectively. The nine months ended September 30, 2025 includes net gains on our financial instruments owned of $1.9 million and $2.4 million of foreign currency remeasurement losses on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold and cryptocurrency earned from management fees paid by our physically-backed ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2025 was 24.7%, resulting in an income tax expense of $22.6 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of the 2028 Notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Our effective income tax rate for the nine months ended September 30, 2024 was 35.6%, resulting in an income tax expense of $21.8 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of the 2028 Notes, a non-deductible civil money penalty of $4.0 million and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Non-GAAP Financial Measurements

In an effort to provide additional information regarding our results as determined by GAAP, we also disclose certain non-GAAP information which we believe provides useful and meaningful information. Our management reviews these non-GAAP financial measurements when evaluating our financial performance and results of operations; therefore, we believe it is useful to provide information with respect to these non-GAAP measurements so as to share this perspective of management. Non-GAAP measurements do not have any standardized meaning, do not replace nor are they superior to GAAP financial measurements and are unlikely to be comparable to similar measures presented by other companies. These non-GAAP financial measurements should be considered in the context with our GAAP results. The non-GAAP financial measurements contained in this Report include the following:

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

●	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
●	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: U.S. GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. Beginning in the second quarter of 2025, we began excluding material remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
●	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
●	Imputed interest on our payable to GBH: During the fourth quarter of 2023, we repurchased our Series C Preferred Stock, which was convertible into approximately 13.1 million shares of our common stock, from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40.0 million on the closing date, with the remainder of the purchase price payable in equal annual installments on the first, second and third anniversaries of the closing date, with no requirement to pay interest. Under U.S. GAAP, the obligation is recorded at its present value utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. We exclude this item when calculating our non-GAAP financial measurements as recognition of interest expense is non-cash and contrary to the stated terms of our obligation.
●	Other items: Loss on extinguishment of convertible notes, acquisition-related costs, a civil money penalty in connection with the SEC ESG Settlement, gains and losses recognized on our investments, changes in deferred tax asset valuation allowance and expenses incurred in response to an activist campaign are excluded when calculating our non-GAAP financial measurements. We also offset revenues and related expenses pertaining to legal and other related expenses covered by insurance as the gross presentation required under U.S. GAAP serves to overstate our revenues and expenses in the ordinary course of business.

	Three Months Ended		Nine Months Ended
Adjusted Net Income and Diluted Earnings per Share:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income/(loss), as reported	$19,701	$(4,485)	$69,107	$39,385
Add back: Loss on extinguishment of convertible notes, net of income taxes	12,763	30,128	12,763	30,128
Add back: Acquisition-related costs, net of income taxes	1,824	—	3,313	—
Deduct: Gains on financial instruments owned, net of income taxes	(810)	(607)	(1,449)	(1,949)
Add back/(deduct): Losses/(gains) recognized on investments, net of income taxes	734	(436)	37	469
Add back: Imputed interest on payable to GBH, net of income taxes	364	528	1,062	1,545
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(76)	(25)	(2,163)	(764)
Deduct: Decrease in deferred tax asset valuation allowance on financial instruments owned and investments	(24)	(335)	(453)	(475)
Add back: Civil money penalty in connection with the SEC ESG Settlement	—	4,000	—	4,000
Add back: Foreign currency remeasurement losses on U.S. dollar balances, net of income taxes	—	—	1,136	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	—	—	3,760
Adjusted net income	$34,476	$28,768	$83,353	$76,099
Deduct: Income distributed to participating securities	—	(463)	—	(1,387)
Deduct: Undistributed income allocable to participating securities	—	(1,147)	(27)	(4,840)
Adjusted net income available to common stockholders	$34,476	$27,158	$83,326	$69,872
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 16 to our Consolidated Financial Statements)	150,675	149,353	146,302	150,080
Adjusted earnings per share – diluted	$0.23	$0.18	$0.57	$0.47

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2025	December 31, 2024
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$555,851	$181,191
Financial instruments owned, at fair value	104,283	85,439
Accounts receivable	46,630	44,866
Total: Liquid assets	706,764	311,496
Less: Cash consideration paid to acquire Ceres	(271,692)	—
Less: Total current liabilities	(254,441)	(109,197)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(18,216)	(20,866)
Less: Regulatory capital requirements	(35,881)	(39,423)
Total: Available liquidity	$126,534	$142,010

	Nine Months Ended September 30,
	2025	2024
Cash Flow Data (in thousands):
Operating cash flows	$93,257	$78,886
Investing cash flows	(36,176)	(16,902)
Financing cash flows	311,305	(16,939)
Foreign exchange rate effect	6,274	2,133
Increase in cash, cash equivalents and restricted cash(1)	$374,660	$47,178

_____________________________

(1)	On October 1, 2025, we paid $271.7 million to acquire Ceres.

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

Cash, cash equivalents and restricted cash increased by $374.7 million during the nine months ended September 30, 2025 due to $475.0 million of proceeds from the issuance of the 2030 Notes, $93.3 million of cash provided by operating activities, $8.9 million of proceeds from the sale of financial instruments owned, at fair value and $6.3 million increase in cash flow due to changes in foreign exchange rates. These increases were partly offset by $102.7 million used to repurchase our common stock, $36.7 million to repurchase a portion of the 2028 Notes, $25.3 million used to purchase financial instruments owned, at fair value, $17.6 million used to purchase investments, $13.2 million used to pay dividends, $11.1 million used to pay convertible notes issuance costs, $2.0 million used to pay for software development and $0.2 million from other activities.

Cash, cash equivalents and restricted cash increased by $47.2 million during the nine months ended September 30, 2024 due to $345.0 million of proceeds from the issuance of the 2029 Notes, $78.9 million of cash provided by operating activities, $42.3 million of proceeds from the sale of financial instruments owned, at fair value and $2.1 million provided by other activities. These increases were partly offset by $143.8 million used to repurchase our Series A Non-Voting Convertible Preferred Stock, $132.7 million to repurchase a portion of the 2028 Notes, $62.9 million used to repurchase our common stock, $57.9 million used to purchase financial instruments owned, at fair value, $14.8 million used to pay dividends, $7.7 million used to pay convertible notes issuance costs and $1.8 million used to pay for software development.

Convertible Notes

We have the following convertible notes outstanding as of September 30, 2025:

●	$150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
●	$25.8 million in aggregate principal amount of 5.75% Convertible Senior Notes due 2028 (the “2028 Notes”);
●	$345.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”); and
●	$475.0 million in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”).

Each class of notes were issued pursuant to indentures dated as of the issuance dates between us and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2030 Notes, we repurchased $24.0 million in aggregate principal amount of the 2028 Notes. As a result of this repurchase, we recognized a loss on extinguishment of $13.0 million during the three and nine months ended September 30, 2025. As of September 30, 2025, we had an aggregate principal amount of $971.8 million outstanding of the 2026 Notes, the 2028 Notes, the 2029 Notes and the 2030 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2028 Notes	2029 Notes	2030 Notes
Principal outstanding	$150,000	$1,815	$345,000	$475,000
Issuance date	June 14, 2021	February 14, 2023	August 13, 2024	August 14, 2025
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2028	August 15, 2029	August 15, 2030
Interest rate	3.25%	5.75%	3.25%	4.625%
Initial conversion price	$11.04	$9.54	$11.82	$19.15
Initial conversion rate	90.5797	104.8658	84.5934	52.2071
Redemption price	$14.35	$12.40	$15.37	$24.90
●	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes, the 2029 Notes and the 2028 Notes and on June 15 and December 15 of each year for the 2026 Notes.
●	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

●	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030, May 15, 2029, May 15, 2028 and March 15, 2026 for the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030, May 15, 2029, May 15, 2028 and March 15, 2026 in respect of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
●	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of common stock.
●	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, (i) on or after August 20, 2027, August 20, 2026, August 20, 2025 and June 20, 2023 in respect of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively, and (ii) on or prior to the 45th scheduled trading day (with respect to the 2030 Notes) or the 55th scheduled trading day (with respect to the 2029 Notes, the 2028 Notes and the 2026 Notes) immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
●	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their respective notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
●	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares, 103.6269 shares, 167.7853 shares and 144.9275 shares of our common stock per $1,000 principal amount of the 2030 Notes, the 2029 Notes, the 2028 Notes and the 2026 Notes, respectively (the equivalent of 93,752,578 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
●	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2025 was approximately $35.9 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the nine months ended September 30, 2025, we repurchased 8,096,862 shares of our common stock under the repurchase program for an aggregate cost of $102.7 million. Currently, approximately $60.0 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

We currently have $971.8 million in aggregate principal amount of Convertible Notes outstanding, of which $150.0 million, $1.8 million, $345.0 million and $475.0 million are scheduled to mature on June 15, 2026, August 15, 2028, August 15, 2029 and August 15, 2030 in respect of the 2026 Notes, the 2028 Notes, the 2029 Notes and the 2030 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

Acquisition of Ceres Partners, LLC – Earnout Consideration

On October 1, 2025, we completed the Ceres Acquisition. Pursuant to the Ceres Purchase Agreement, up to $225.0 million of earnout consideration is payable in 2030, contingent upon Ceres achieving a CAGR in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029, as follows:

●	If the revenue CAGR for the earnout period is equal to or less than 12%, then, the aggregate amount of the earnout consideration shall be $0;
●	If the revenue CAGR for the earnout period is greater than 12% but less than 22%, then, the aggregate amount of the earnout consideration shall be pro-rated using straight-line interpolation between $0 and $225.0 million; and
●	If the revenue CAGR for the earnout period is equal to or greater than 22%, then, the aggregate amount of the earnout consideration shall be $225.0 million.

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

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $1.9 million at September 30, 2025. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 10 to our Consolidated Financial Statements for additional information.

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

Interest Rate Risk

We invest our corporate cash in short-term interest-earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other securities which totaled $134.0 million and $303.9 million as of December 31, 2024 and September 30, 2025, respectively. During the three months ended September 30, 2025, we recognized gains on these financial instruments of $1.1 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2026 Notes and the 2029 Notes, 5.75% for the 2028 Notes, and 4.625% for the 2030 Notes. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in subsequent reports filed with or furnished to the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2025 to July 31, 2025	—	$—	—
August 1, 2025 to August 31, 2025	—	$—	—
September 1, 2025 to September 30, 2025	6,814,364	$13.21	6,814,364
Total	6,814,364	$—	6,814,364	$59,962

On October 27, 2025, our Board of Directors approved an increase of $190.0 million to our share repurchase program, bringing the total authorization to $250.0 million, which expires on April 27, 2028. During the nine months ended September 30, 2025, we repurchased 8,096,862 shares of our common stock under this program for an aggregate cost of approximately $102.7 million. As of November 6, 2025, $250.0 million remained under this program for future repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

2.1* +	Equity Purchase Agreement by and among the Registrant, WisdomTree Farmland Holdings, Inc., Ceres Partners, LLC, the Sellers and the Sellers’ Representative, dated July 31, 2025 (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of February 14, 2023, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.9	Form of Global Note, representing the Registrant’s 5.75% Convertible Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2023)
4.10	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.11	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.12	Indenture, dated as of August 14, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
4.13	Form of Global Note, representing the Registrant’s 4.625% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification

Exhibit Number	Description
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2025, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024 (Unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to the Equity Purchase Agreement have been omitted and will be furnished to the SEC supplementally upon request.

+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
55

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 6th day of November 2025.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

