Form 10-K
period 2025-12-31
WisdomTree, Inc.
filed 2026-02-25
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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

At June 30, 2025, the aggregate market value of the registrant’s Common Stock held by non-affiliates (computed by reference to the closing sale price of such shares on The New York Stock Exchange on June 30, 2025) was $1,534,924,970. At February 23, 2026, there were 141,616,698 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

WISDOMTREE, INC.

Form 10-K

For the Fiscal Year Ended December 31, 2025

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

In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
•	anticipated levels of inflows into and outflows out of our ETPs;
•	our ability to deliver favorable rates of return to investors;
•	competition in our business;
•	whether we will experience future growth;
•	our ability to develop new products and services and their potential for success;
•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
•	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Connect and WisdomTree Prime, and achieve its objectives;
•	our ability to successfully operate and expand our business in non-U.S. markets;
•	the effect of laws and regulations that apply to our business;
•	the potential benefits arising from our acquisition of Ceres Partners, LLC, or Ceres, including financial or strategic outcomes; and
•	our ability to successfully implement our strategic goals relating to the acquisition and integrate the acquired business.

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

Our Company

We are a global financial innovator, offering a diverse suite of ETPs, models and solutions, private market investments and digital asset-related products. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access and transparency and provide an enhanced user experience.

Building on our heritage of innovation, we continue to broaden our capabilities beyond our core ETP business. We offer next-generation digital products and services related to tokenized real world assets and stablecoins, including tokenized mutual funds (“Digital Funds”), as well as our institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. We also have expanded into private assets through our acquisition of Ceres, a leading U.S.-based alternative asset manager specializing in farmland investments.

As of December 31, 2025, we managed approximately $144.5 billion in assets under management, or AUM. Our products span a broad range of strategies including equities, commodities, fixed income, leveraged-and-inverse, cryptocurrency, currency, alternatives, and private assets. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost-effective benefits of passive management.

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

As pioneers in tokenization and blockchain technology, we view this as the next phase in the evolution of financial services. Through our digital assets strategy, we are committed to “responsible DeFi,” aligning with regulatory standards to foster growth in this rapidly evolving space. We believe that expanding into digital assets and blockchain-enabled financial services not only complements our core competencies but will diversify our revenue streams and further contribute to our growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and were ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree Products

We offer products covering equity, commodities, fixed income, leveraged-and-inverse, cryptocurrency, currency, alternatives, and private assets. The chart below sets forth the asset mix of our products at December 31, 2023, 2024 and 2025:

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $79.1 billion at December 31, 2024 to $88.5 billion at December 31, 2025 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $30.7 billion at December 31, 2024 to $53.5 billion at December 31, 2025, due to market appreciation and net inflows.

Digital Assets

The AUM of our digital assets products increased from $0.0 billion at December 31, 2024 to $0.8 billion at December 31, 2025 due to net inflows. Substantially all 2025 inflows were into the WisdomTree Treasury Money Market Digital Fund.

Private Assets

Through our acquisition of Ceres on October 1, 2025 (the “Ceres Acquisition”), we acquired $1.8 billion of private assets AUM primarily held within an open-ended investment fund, Ceres Farms, LLC (“Ceres Farms”). This AUM increased by approximately $0.1 billion to $1.9 billion at December 31, 2025, due to $37.0 million of inflows and market appreciation.

Consolidated Operating Results

The following table sets forth our revenues and net income for the last three years.

•	Revenues – We recorded operating revenues of $493.8 million during the year ended December 31, 2025, up 15.4% from the year ended December 31, 2024 due to revenues arising from the Ceres Acquisition, higher average AUM and higher other revenues attributable to our European listed ETPs, partly offset by a lower average advisory fee. Other income for the prior year also included $4.3 million of other revenues related to legal and other related expenses incurred in connection with a settlement with the SEC regarding certain statements about the ESG screening process for three ETFs advised by WisdomTree Asset Management, Inc. (the “SEC ESG Settlement”) that were covered by insurance.
•	Expenses – Total operating expenses increased 10.0% from the year ended December 31, 2024 to $319.6 million primarily due to compensation expense arising from the Ceres Acquisition and higher headcount, fund management and administration expenses, acquisition-related costs, third-party distribution fees, occupancy costs and sales and business development expenses. These increases were partly offset by lower professional fees, as the prior year included $5.0 million of expenses incurred in response to an activist campaign and $4.3 million of legal and other related expenses incurred in connection with the SEC ESG Settlement that were covered by insurance.
•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, loss on extinguishment of convertible notes, remeasurement of contingent consideration and other losses and gains. See “Other Income/(Expenses)” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

•	Net income – We reported net income of $66.7 million and $109.1 million during the years ended December 31, 2024 and 2025, respectively.

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

Our Industry – ETPs

We believe ETPs have been one of the most innovative investment products to emerge in the last two decades in the asset management industry. As of December 31, 2025, aggregate AUM of ETPs globally was $18.2 trillion.

The chart below reflects the AUM of the global ETP industry since 2006:

Source: Morningstar

As of December 31, 2025, we were the 15th largest ETP sponsor globally based on AUM.

GLOBAL RANKING

Rank	ETP Sponsor	AUM
		($ in billions)
1	iShares	5,412
2	Vanguard	4,129
3	State Street	1,988
4	Invesco	976
5	Charles Schwab	495
6	Amundi	411
7	Xtrackers	362
8	JPMorgan	326
9	Nomura	299
10	Dimensional	243
11	First Trust	220
12	VanEck	176
13	UBS	170
14	Fidelity	148
15	WisdomTree	143
16	Amova	137
17	Daiwa	130
18	Global X	128
19	BMO	120
20	Capital Group	108

Source: Morningstar

Exchange traded funds, or ETFs, while similar to mutual funds in many respects, attract a wide array of investors who value their unique benefits, including:

•	Transparency. ETFs disclose the composition of their underlying portfolios on a daily basis, unlike mutual funds, which typically disclose their holdings every 90 days.
•	Intraday trading, hedging strategies and complex orders. Like stocks, ETFs and other exchange-traded products can be bought and sold on exchanges throughout the trading day at market prices. ETFs update the indicative values of their underlying portfolios every 15 seconds. As publicly-traded securities, ETF shares can be purchased on margin and sold short, enabling the use of hedging strategies, and traded using limit orders, allowing investors to specify the price points at which they are willing to trade.
•	Tax efficiency. In the U.S., whenever a mutual fund or ETF realizes a capital gain that is not balanced by a realized loss, it must distribute the capital gain to its shareholders. These gains are taxable to all shareholders, even those who reinvest the gain distributions in additional shares of the fund. However, most ETFs typically redeem their shares through “in-kind” redemptions in which low-cost securities are transferred out of the ETF in exchange for fund shares in a non-taxable transaction. By using this process, ETFs can avoid the transaction fees and tax impact incurred by mutual funds that sell securities to generate cash to pay out redemptions.
•	Uniform pricing. From a cost perspective, ETFs are one of the most equitable investment products on the market. Investors in a U.S. listed ETF pay identical advisory fees regardless of the investors’ size, structure or sophistication. Unlike mutual funds, U.S. listed ETFs generally do not have different share classes or different expense structures for retail and institutional clients, and ETFs typically are not sold with sales loads or 12b-1 fees. In many cases, ETFs offer lower expense ratios than comparable mutual funds.

ETFs are used in various ways by a range of investors with varying strategies and objectives, from conservative to speculative uses including:

•	Low-cost index investing. ETFs provide exposure to a variety of broad-based indexes across equities, fixed income, commodities and other asset classes and strategies, and can be used as both long-term portfolio holdings or short-term trading tools. ETFs offer an efficient and less costly method by which to gain exposure to indexes as compared to individual stock ownership.
•	Improved access to specific asset classes. Investors often use ETFs to gain access to specific market sectors or regions around the world or a particular asset, such as physical gold or crypto, by investing in an ETF that holds a portfolio of securities in that sector, region or asset rather than gaining exposure by purchasing individual securities, physical commodities or currencies.
•	Asset allocation. Investors seeking to invest in various asset classes to develop an asset allocation model in a cost-effective manner can do so easily with ETFs, which offer broad exposure to various asset classes in a single security.
•	Protective hedging. Investors seeking to protect their portfolios may use ETFs as a hedge against unexpected declines in prices of securities arising from market movements and changes in currency and interest rates.
•	Income generation. Investors seeking to obtain income from their portfolios may buy fixed income ETFs that typically distribute monthly income or dividend-paying ETFs that encompass a basket of dividend-paying stocks rather than buying individual stocks.
•	Speculative investing. Investors with a specific directional opinion about a market sector may choose to buy or sell (long or short) an ETF covering or leveraging that market sector.
•	Arbitrage. Sophisticated investors may use ETFs to exploit perceived value differences between the ETF and the value of the ETF’s underlying portfolio of securities.
•	Diversification. By definition, ETFs represent a basket of securities and each fund may contain hundreds or even thousands of different individual securities. The “instant diversification” of ETFs provides investors with broad exposure to an asset class, market sector or geography.

The ETF sector of the asset management industry remains highly favored among investors. According to Morningstar, from January 1, 2023 through December 31, 2025, equity ETFs have generated positive inflows of approximately $2.8 trillion, while long-term equity mutual funds have generated outflows of approximately ($2.0) trillion. In addition, ETF fixed income flows are benefiting from a broader range of investors gravitating toward fixed income products in the ETF structure. We believe this trend is due to the inherent benefits of ETFs – transparency, liquidity and tax efficiency.

We anticipate our growth, along with that of the industry, will continue to be driven by the following factors:

•	Increased investor awareness. ETPs have been gaining market share from mutual funds as investors become more aware of their key advantages – transparency, liquidity, tax efficiency and generally lower fees. We expect this shift in inflows from traditional mutual funds to ETPs to continue as investors become more informed about these benefits.
•	Transition to fee-based models. Financial advisors are increasingly adopting a fee-based approach, where they charge clients based on AUM rather than earning commissions on transactions. Since ETFs typically offer lower expense ratios than mutual funds, we believe this transition will further support ETF industry growth.
•	Innovative products. ETPs now cover nearly every asset class, from equities to fixed income to commodities and cryptocurrencies. Significant potential remains for innovation in areas such as thematic, liquid alternative and cryptocurrency strategies and expanding ETP access to investors who might otherwise use hedge funds, separate accounts, single-stock investments, futures or direct investment in commodity markets.
•	Evolving demographics. As the “baby boomer” generation continues to retire, we anticipate increased demand for diverse investment solutions focused on income generation and principal protection, with more investors seeking guidance from financial advisors. Advisors are likely to allocate a greater share of clients’ portfolios to ETPs, given their typically lower expense ratios, alignment with fee-based models, and ability to enhance multi-asset allocation across varied market sectors. We believe ETFs are well-suited to meet the needs of this significant investor group. Additionally, with many younger investors and advisors showing a preference for ETPs, we expect generational wealth transfers to further drive growth in the ETP industry.
•	International expansion. While the U.S. currently represents the majority of ETP assets, the same growth factors are emerging globally, suggesting continued international expansion for ETPs.

Our Industry – Digital Assets

We believe that digital assets, tokenization and blockchain technology will drive innovation across financial services, transforming investments, savings, payments and operations. The digital assets industry has gained significant momentum among market participants, including asset management and fintech firms, banks, broker-dealers and investors. We anticipate that blockchain technology will enhance product structures and execution in financial services, with benefits including:

•	Transparency. Blockchains’ distributed ledger technology provide a shared, immutable record of transactions for network participants, potentially improving transparency, regulatory reporting, and oversight.
•	Economic benefits. Automation and streamlined processes may reduce operational, transactional and infrastructure costs.
•	Process efficiency. Blockchain technology enables near-instant settlement, real-time auditability, and fewer intermediaries, cutting down on errors, delays and counterparty risks.
•	New products and markets. Blockchain technology supports fractionalized ownership and tokenized economies, offering secure and scalable alternatives to traditional finance.
•	Programmable features. Smart contracts are programmable and can be designed to enforce governance principles, compliance requirements, data privacy protections and system incentives. They also can facilitate customer identification (e.g., KYC/AML protocols) compliance by enforcing access controls and transaction restrictions.
•	Scalability. Blockchain technology supports interoperability across public and private networks which expands global transaction reach and resilience.

The laws and regulatory frameworks for digital assets and blockchain technology are expanding in scope and complexity, accompanied by increased scrutiny of digital asset activities. This includes litigation and regulatory actions, a rise in cybersecurity incidents with asset loss, and insolvency proceedings often related to inadequate risk management, speculative practices or fraud. In addition, the Trump administration and Congress may propose new laws and regulations related to digital assets. Recent legislative developments, including the enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”), represent a significant step toward establishing a more comprehensive federal regulatory framework for certain digital assets, particularly stablecoins. While the GENIUS Act is intended to provide greater regulatory clarity and consumer protections, its implementation will require further rulemaking and interpretation by regulatory authorities, and additional legislation or regulatory guidance may be proposed by Congress, regulatory agencies or future administrations.

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

Our Competitive Strengths

•	Well-positioned in growing markets. We believe ETPs are poised to grow at a faster rate than the broader asset management industry, providing a competitive advantage relative to legacy mutual fund providers. We also expect that our early entry into digital assets will strengthen our position as an innovator and leader in blockchain-enabled financial services. The WisdomTree Treasury Money Market Digital Fund has accumulated $733.3 million of AUM through December 31, 2025, demonstrating early traction for regulated, blockchain-enabled cash management solutions and underscoring the broader opportunity for tokenized real world asset exposures, such as fixed income and equities, as the market continues to evolve. Furthermore, our acquisition of Ceres, a leading U.S.-based alternative asset manager specializing in farmland investments, represents our entry into private asset markets through exposure to what we believe is one of the largest and most underpenetrated real asset classes in the U.S.
•	Experienced and innovative leadership. Our seasoned global team brings deep expertise across ETPs, fund operations, regulatory compliance, marketing and product development. We are also enhancing our capabilities in private assets following the Ceres Acquisition, which brings recognized expertise in U.S. farmland investments, which we believe is one of the largest and most underpenetrated real asset classes in the U.S. Together with our expanded digital assets team which develops investment products, indexes and blockchain-enabled solutions, our leadership is positioned to drive innovation across ETPs, private assets, digital assets and decentralized finance. We believe our team has consistently capitalized on market opportunities, building a competitive, diversified global business despite significant competitive, regulatory and operational challenges.
•	Strong performance. We create our own indexes, most of which weight companies in our equity ETFs by a measure of fundamental value and are rebalanced annually, in contrast to traditional market capitalization weighted indexes. We also offer actively managed ETFs and ETFs that track third-party indexes. In evaluating the performance of our U.S. listed equity, fixed income and alternative ETFs against actively managed and index based mutual funds and ETFs, over 74% of our U.S. listed AUM covered by Morningstar were in the top two quartiles of peer performance on the 15-year timeframe and over 68% of our U.S. listed AUM covered by Morningstar were in the top two quartiles of peer performance on the 5-year timeframe. In addition, approximately 40% were rated 4- or 5-star by Morningstar.

As part of our expansion into private assets, Ceres manages approximately $1.9 billion in farmland-based strategies that have generated a 10.3% annualized net return since inception.

•	Differentiated product set, powered by innovation and performance. Our product suite spans traditional and high growth asset classes including equity, fixed income, commodity, leveraged-and-inverse, currency, alternative strategies and cryptocurrency, and now private assets through the Ceres Acquisition, which adds a farmland-based investment capability. We also are pioneering next-generation digital offerings, such as Digital Funds and tokenized assets. Key advances include:
•	WisdomTree Connect: This platform offers businesses and institutional users direct access to our Digital Funds using their own self-hosted wallet or a third-party custodial wallet service. In the future, we believe that the WisdomTree Connect platform will also enable additional distribution capabilities through potential business-to-business-to-consumer (B2B2C) opportunities;
•	WisdomTree Prime Mobile App: Our blockchain-native digital wallet serves as a direct-to-consumer channel, positioning us as an early mover and industry leader in blockchain-enabled financial services. The frequent release of new features and product updates enhance the application’s product offering;
•	Real World Asset Tokenization: We offer tokenized physical assets like gold and U.S. dollars, as well as a suite of 15 Digital Funds offering asset allocation, fixed income and equity exposures using a blockchain integrated recordkeeping system on seven networks including Stellar, Ethereum, Solana, Arbitrum, Avalanche, Base, Optimism and Plume;

•	Farmland and Private Assets: Our expansion into private assets through the Ceres Acquisition provides exposure to U.S. farmland strategies that have historically exhibited strong returns with comparatively low volatility, negative correlation with broader asset classes and positive correlation with inflation. This capability adds a differentiated real asset component to our platform; and
•	First-to-Market ETF Offerings: We have been the first to introduce groundbreaking ETFs, including the first currency-hedged international equity ETFs in the U.S., the first gold and oil ETPs in Europe and the first smart beta corporate bond suite. Other market firsts include the first ETF to add bitcoin futures exposure, multifactor ETFs with dynamic currency hedging as a factor, a 90/60 balanced ETF, the emerging markets small-cap equity ETF and the first ETF focused specifically on European defense companies.

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

•	Extensive marketing, research and sales efforts. We have made substantial investments to build the WisdomTree brand and promote our products through targeted online, television and social media advertising, as well as through public relations. Approximately 40% of our team is dedicated to marketing, research and sales. Our sales professionals serve as the primary contacts for financial advisors, independent advisory firms and institutional investors in our ETPs, supported by value-added insights from our research and marketing teams. By aligning advisor relationships with marketing and targeted research and products that resonate with market sentiment, we believe we stand out from competitors.
•	Efficient business model with lower risk profile. Our investments in digital tools, data and core capabilities in product development, marketing, research and sales support an efficient business model. We outsource to third parties those services that are not our core competencies or may be resource or risk intensive, such as portfolio management and fund accounting operations of our products. Additionally, our licensing costs are moderated since we create our own indexes for most of our ETFs, further enhancing operational efficiency.

Our Growth Strategies

With $144.5 billion in AUM as of December 31, 2025, WisdomTree is a global financial innovator, offering a diverse suite of ETPs, model portfolios and solutions, private market investments and digital asset-related products and services. Our strategic growth initiatives seek to scale our core offerings, expand market reach and enhance client engagement, focusing on four key areas:

•	Scaling AUM and Diversifying Revenue Streams: We seek to strengthen our leadership position in the asset management industry by expanding our product lineup and deepening advisor engagement. Our strategic priorities include growing our advisor base and increasing product adoption per advisor through continued innovation and first-to-market strategies that combine active and passive management in a cost-effective manner. We also plan to expand our offerings to address investor needs while broadening our revenue base beyond the traditional expense ratios to enhance our financial durability. Our strategic minority investment in, and multi-year collaboration with, Quorus Inc., or Quorus, a technology-driven asset manager and registered investment adviser with platform capabilities for delivering customizable tax-efficient portfolio solutions, supports this effort by enabling certain of our investment strategies to be implemented in separately managed accounts, or SMAs, via the Quorus platform, and our model portfolios to be made available there, with integrated trading and rebalancing, providing advisors with additional customization options and implementation flexibility. In addition, the Ceres Acquisition increased our revenue capture and introduced a private asset offering with differentiated economics. We aim to build on this momentum by further deepening client engagement, expanding our solutions and being an early mover in tokenization.
•	Leadership in Digital Assets and Tokenization: We are pioneering the next evolution of finance through tokenization, driven by a nascent secular shift towards tokenized assets that we believe is reshaping the financial industry. WisdomTree Connect provides institutional clients with direct access to our Digital Funds through self-hosted or third-party custodial wallets, while WisdomTree Prime, a blockchain-native digital wallet, offers direct-to-consumer access to bitcoin, ether, tokenized gold, U.S. dollar tokens and 15 Digital Funds. At December 31, 2025, the WisdomTree Treasury Money Market Digital Fund, our tokenized money market fund, had $733.3 million of AUM, as compared to $12.0 million at the beginning of the year. This growth highlights market receptivity to regulated, blockchain-native cash solutions and points to the broader opportunity to extend tokenization to additional real world asset categories such as fixed income and equities. With regulatory approvals expanding and market adoption accelerating, we believe that we are well-positioned to capitalize on the transformative potential of tokenized assets.

•	Strengthening Model Portfolios and Advisor Solutions: Our ability to deliver strong model performance and asset growth enables us to navigate rigorous selection processes at some of the leading wealth management firms in the U.S. Through our Portfolio Solutions program, we are pursuing registered investment advisors and independent broker-dealers offering customization services with the goal of managing a majority of each firm’s assets. We aim to increase the number of advisors utilizing our model portfolios, expand the number of accounts per advisor and grow assets per account. Our Portfolio Solutions program offers financial advisors with scalable frameworks for model portfolio delivery through three key offerings:
•	Portfolio Consultations: For advisor-built portfolios, we offer personalized, in-depth evaluations of model portfolios, including analyses of portfolio composition, stress testing and assessments of holdings and overlaps, to enhance performance and risk management.
•	Chief Investment Office (CIO)-Managed Model Portfolios: For outsourced portfolios, financial advisors can gain access to our CIO-Managed Model Portfolios, which cater to a wide array of client investment goals. Advisors can implement these models directly, via model marketplaces or on third-party platforms.
•	Shared CIO: Advisors collaborate with our models investment team to co-manage portfolios for their clients, with options for advisors to delegate trading, rebalancing and tax optimization tasks leveraging third-party service providers or platforms, providing flexibility and strategic alignment.

Our model portfolios are accessible across a number of platforms including Merrill Lynch, LPL Financial, UBS, Charles Schwab, Envestnet, Adhesion and others. Assets Under Advisement, or AUA, stands at $6.1 billion at December 31, 2025, up approximately 60% from the prior year, reflecting steady progress as we build deeper relationships, improve asset retention and create more stable, higher-quality revenue streams with significant growth potential.

•	Strategic Innovation and Capital Deployment: Innovation has always been a cornerstone of our success. We are integrating artificial intelligence (AI) into certain aspects of our daily workflows to drive scalability and efficiency, while continuing to assess its broader applications over time. Additionally, we continue to take a proactive approach to capital deployment. We have repurchased over $165 million of our common stock over the past two years. Looking ahead, we will continue to evaluate additional stock buybacks, as well as additional strategic acquisitions and partnerships that align with our long-term vision.

We believe our disciplined execution and our growth strategies position us for continued success in 2026 and beyond. By expanding our revenue streams, leading in blockchain-enabled financial services, deepening advisor relationships, leveraging technology and effectively deploying capital, we are driving sustainable growth and creating long-term value for stockholders.

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

Employee Profile

As of December 31, 2025, we had 360 full-time employees globally, with 236 in the U.S. and 124 in Europe. We consider our relations with employees to be good.

Inclusion and Engagement

We believe engaging employees fosters innovation and drives commitment and productivity. We communicate frequently and transparently with our employees, including through an annual global virtual offsite, frequent town halls and weekly firmwide updates. Feedback is gathered individually and through surveys and employees are encouraged to participate in volunteer and charitable events. In 2025, our “Team Alpha” Awards celebrated key achievements and recognized exemplary teamwork for the sixth consecutive year.

We recognize that a diverse set of perspectives is critical to innovation and have built an inclusive global workforce. We prioritize fairness and equality through inclusive policies and practices. Our global, employee-led Community and Connection Collective (C3) oversees initiatives like accessibility training, empowerment workshops, inclusive feedback training and financial literacy programs. C3 also promotes awareness days and months across the firm in recognition of Black history, women’s history, pride, mental health and men’s health, among others.

Our global employee-led Women’s Initiative Network (WIN) supports career and leadership development through global events, seminars, roundtable forums, charitable giving initiatives, and a mentorship program that connects WIN members of all genders with firm leaders to help them achieve their career development goals. WIN initiatives have fostered firm-wide connectivity and increased internal and external visibility for female employees.

The success of our employee inclusion and engagement efforts is demonstrated by our 93.8% employee retention rate in 2025. We also achieved overall positive results from our 2025 global employee engagement survey, with a 99% participation rate. Additionally, in the U.S., we were named a “2025 Best Places to Work in Money Management” by Pensions & Investments for the sixth consecutive year and ranked first within the category for managers with 100-499 employees. In the U.K., we were also named Best Workplace for medium-sized companies for the sixth consecutive year and a 2025 Best Workplace for Women by Great Place to Work.

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

Our Product Categories

U.S. Equity ETPs

We offer equity products that provide access to the securities of large, mid and small-cap companies located in the U.S., as well as particular market sectors and styles. Our U.S. Equity products generally track our own indexes and quantitative active strategies. Total AUM of our U.S. Equity products was $41.4 billion at December 31, 2025.

Commodity & Currency ETPs

We offer products in Europe with exposure to gold and other precious metals and commodities such as silver and platinum, oil and energy, agriculture and broad basket commodities. Our currency products provide investors with exposure to developed and emerging markets currencies, as well as exposures to foreign currencies relative to the U.S. dollar. Total AUM of our Commodity & Currency products was $37.0 billion at December 31, 2025.

International Developed Market Equity ETPs

Our International Developed Market Equity products offer a variety of strategies including currency-hedged and dynamic currency-hedged exposures, as well as large, mid and small-cap and multifactor strategies. In March 2025, we expanded this lineup with the launch of the WisdomTree Europe Defence UCITS ETF, which accumulated $3.9 billion of AUM by December 31, 2025. Total AUM of our International Developed Market Equity products was $25.6 billion at December 31, 2025.

Fixed Income ETPs

Our Fixed Income products seek to enhance income potential within the fixed income universe. We offer a suite of bond products based on either leading fixed income benchmarks we license from third parties or active strategies. We also launched the industry’s first smart beta corporate bond suite and first floating rate U.S. Treasury product. Other product offerings include those that seek to track a yield-enhanced index of U.S. investment grade bonds and international fixed income products which are denominated in either local or U.S. currencies. Total AUM of our Fixed Income products was $21.1 billion at December 31, 2025.

Emerging Market Equity ETPs

Our Emerging Market Equity products provide access to exposure of large, mid and small-cap companies located in Taiwan, China, India, Russia, South Africa, South Korea and other emerging markets regions. These products also track our own indexes or quantitative active strategies. Total AUM of our Emerging Market Equity products was $10.6 billion at December 31, 2025.

Leveraged & Inverse ETPs

We offer leveraged products which seek to achieve a return that is a multiple of the performance of the underlying index and inverse products that seek to deliver the opposite of the performance in the index or benchmark they track. Strategies span across equity, commodity, government bond and currency exposures. Total AUM of our Leveraged & Inverse products was $3.3 billion at December 31, 2025.

Cryptocurrency ETPs

Our cryptocurrency ETPs provide investors with a simple, secure and cost-efficient way to gain exposure to the price of cryptocurrencies, while utilizing the best of traditional financial infrastructure and product structuring. We offer exposures to bitcoin, ether, solana, crypto asset baskets and other cryptocurrency exposures. Total AUM of our cryptocurrency products was $2.2 billion at December 31, 2025.

Alternatives ETPs

Our Alternative products include the industry’s first managed futures strategy ETF, a collateralized put write strategy ETF, a global target range strategy ETF, and an alternative high income ETF focused on publicly traded alternative solutions to private credit. We also intend to explore additional alternative strategy products in the future. Total AUM of our Alternative products was $1.4 billion at December 31, 2025.

Private Assets

The Ceres Acquisition marked our entry in 2025 into private asset markets through exposure to what we believe is one of the largest and most underpenetrated real asset classes in the U.S. Ceres manages approximately $1.9 billion in farmland-based strategies that have generated a 10.3% annualized net return since inception.

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

As of December 31, 2025, our global sales team included 86 professionals. Additionally, we partner with third parties to market our products in Latin America and Israel. We work with select brokerage firms and independent broker-dealers to offer commission-free trading for certain ETPs in exchange for a share of advisory fee revenues. We believe these arrangements extend our distribution capabilities cost-effectively, and we continue to explore similar opportunities.

Marketing

Our marketing efforts are focused on the following objectives: increase our global brand awareness, leverage a robust data-driven digital sales experience to generate new clients and drive inflows to our products and model portfolios and retain existing clients, with a focus on cross-selling additional WisdomTree ETPs. We also anticipate launching marketing campaigns to drive awareness and user adoption for WisdomTree Prime and WisdomTree Connect and to position ourselves to become a leader in asset tokenization and blockchain-enabled funds. We pursue these objectives utilizing the following strategies:

•	Targeted advertising. We create highly targeted multi-media advertising campaigns limited to established core financial media. For example, our television advertising to promote our ETPs runs exclusively on the cable networks CNBC and Fox Business. It is anticipated that television advertising also will be utilized to promote WisdomTree Prime. Also, our digital advertising runs on many investing and ETF-specific web-sites, such as www.etftrends.com and www.etfdb.com, using targeted dynamic and personalized ad messaging. We also utilize non-linear TV advertising that leverages the same targeted segments of users who use streaming devices. In Europe, we filter the targeting of promotions by both region and language, focusing heavily on professional investors.
•	Media relations. We have a full-time global corporate communications and public relations team that has established relationships with major financial and digital assets media outlets. We utilize these relationships to help increase global awareness of WisdomTree ETPs, the ETP industry in general in the U.S. and Europe and our digital assets efforts. Several members of our management team and multiple members of our research team are frequent market commentators and conference panelists.
•	Database Messaging Strategy. We maintain a database of financial advisors and regularly market to them through multi-channel messaging (email, display, site) triggered by user interest and predictive analytics. These communications include research presentations, ETP-specific and educational events and market commentary from Professor Jeremy Siegel, Senior Economist to WisdomTree. For WisdomTree Prime, we also engage a retail user database with targeted messages across email, in-app notifications and push notifications based on user behavior or predictive analytics. Additionally, we share updates on product launches and provide financial education to our retail database through a monthly newsletter.
•	Social media. We have implemented a social media strategy that allows us to connect directly with financial advisors and investors by offering timely access to our research material and more general market commentary. Our social media strategy allows us to continually enhance our brand reputation of expertise and thought leadership in the ETP industry. For example, we have an established presence on LinkedIn, X, Instagram, Reddit and YouTube, and our blog content is syndicated across multiple business-oriented websites. We have several employee influencer programs where employee thought leaders are approved to post specific content on their LinkedIn and X accounts. We also leverage the strength and reach of our existing brand, in addition to utilizing a highly focused “test, learn, iterate” paid and social media marketing strategy, to drive awareness and user adoption for WisdomTree Prime.
•	Sales support. We develop a wide range of marketing and educational materials to support our ETP sales efforts, including white papers, research reports, webinars, blogs, podcasts, videos and product performance data. Our marketing automation systems integrate with our financial advisor database to provide additional insights that support sales engagement. We also maintain strategic partnerships with third-party platforms that distribute our research and thought leadership content to their established databases of financial professionals, helping to broaden our reach and generate qualified leads. In addition, we have agreements with third-party providers to assist with lead generation and content distribution.

We will continue to evolve our marketing and communication efforts in response to changes in the ETP industry, market conditions, marketing trends and our evolving strategy around digital assets.

Research and Chief Investment Office

Our research team and Chief Investment Office serve four core functions: product development and oversight, investment research, model portfolio management, and sales support across equities, fixed income, alternatives, crypto, and asset allocation portfolios. In its index and active product development and oversight role, the team designs investment methodologies and manages the maintenance of both index-based and active strategies. The team conducts in-depth investment research on these strategies and markets, while also managing a suite of model portfolios that integrate WisdomTree and third-party products for various platforms.

Our research is academic in nature and aims to support our products with white papers on the strategies underlying our indexes and ETPs, insights on market trends, and analyses of investment approaches that drive long-term performance. This content is distributed via our sales professionals, our website and blog, targeted emails to financial advisors, podcasts and through financial media and social media channels.

Additionally, the team supports sales efforts by serving as market experts during client meetings and providing custom analyses on portfolio holdings. We also collaborate with senior advisers, including Professor Jeremy Siegel, on product development ideas, model strategies and market commentaries.

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

While competition in ETPs spans nearly all traditional and thematic categories, competition in private assets—particularly in farmland strategies—remains more limited. The Ceres Acquisition provides us with differentiated exposure to this market, where fewer scaled competitors operate and where the asset class has historically been underpenetrated. We believe this product offering enhances our ability to provide complementary investment solutions that are subject to a different competitive dynamic within the broader ETP landscape.

Price competition spans both commoditized products, such as traditional, market cap-weighted index exposures and more specialized categories, such as factor-based or thematic exposures. Fee reductions by competitors have been a persistent trend, with some larger firms able to offer lower fees or even use products as loss leaders due to other revenue sources. New entrants also often seek to compete by offering lower-fee ETPs. Currently, funds with fees of 20 basis points or less account for approximately 70% of net flows globally over the past three years, though these funds represent only approximately 32% of global revenues.

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

Beyond traditional ETPs, we are diversifying into blockchain technology and digital assets. WisdomTree Connect offers businesses and institutional clients direct access to our Digital Funds through either self-hosted or third-party custodial wallets. These tokenized products are designed to be recorded or transferred on multiple public and permissioned blockchains, enabling interoperability and expanding client access. WisdomTree Prime, our blockchain-native digital wallet, provides direct-to-consumer access to digital assets such as bitcoin, ether, tokenized gold, U.S. dollar tokens and 15 Digital Funds. As one of the first firms to launch a spot bitcoin ETF in the U.S. and among the earliest to offer a regulated tokenized money market fund, we continue to establish our leadership in digital assets. With increasing competition from both established financial firms and fintech startups, we remain focused on “responsible DeFi,” ensuring that our products meet regulatory standards while delivering transparency, choice and inclusivity. We believe this expansion into digital assets complements our core competencies, diversifies our revenue streams and contributes to our long-term growth.

Our competitive success will largely depend on our ability to offer innovative products, including through both traditional ETPs and digital asset exposures, as well as broader blockchain-enabled financial services, including savings and payments. Key factors include maintaining strong internal controls and risk management infrastructure to foster customer trust, generating robust after-fee performance and track records, embracing regulatory standards and building distribution relationships. Additionally, we focus on promoting thought leadership and a distinctive solutions program, strengthening our brand, and attracting and retaining talented sales professionals and employees.

Regulatory Framework of the ETP Industry and Digital Assets Business

ETPs

Not all ETPs are ETFs. ETFs are a distinct type of security with features that are different than other ETPs. ETFs are open-end investment companies or unit investment trusts regulated in the U.S. by the Investment Company Act of 1940, as amended, or the Investment Company Act. This regulatory structure is designed to provide investor protection within a pooled investment product. For example, the Investment Company Act requires that at least 40% of the Trustees for each ETF must not be affiliated persons of the fund’s investment manager, or Independent Trustees. If the ETF seeks to rely on certain rules under the Investment Company Act, a majority of the Trustees for that ETF must be Independent Trustees. ETFs generally operate under regulations that allow them to operate within the ETF structure, while ETFs also operate under regulations that prohibit affiliated transactions, are subject to standard pricing and valuation rules and have mandated compliance programs. ETPs can take a number of forms in addition to ETFs, including exchange-traded notes, grantor trusts or limited partnerships. In the U.S. market, a key factor differentiating ETFs, grantor trusts and limited partnerships from exchange-traded notes is that the former hold assets underlying the ETP. Exchange-traded notes, on the other hand, are debt instruments issued by the exchange-traded note sponsor. Also, each of these structures has implications for taxes, liquidity, tracking error and credit risk.

Digital Assets

As we continue to build out our digital assets business, we believe it is necessary and important to do so in compliance with applicable laws and regulations. As a result, we are actively engaged with a variety of U.S. federal and state regulators (e.g., the SEC, Financial Industry Regulatory Authority (FINRA), New York Department of Financial Services (NYDFS) and other state regulators) to secure, as necessary, or maintain the appropriate regulatory, registration and/or licensing approvals for various business initiatives and operations, including but not limited to: a New York state-chartered limited purpose trust company; money services and money transmitter business; limited purpose broker-dealer; transfer agent; investment adviser; and investment funds. As we seek to expand globally, similar approvals and/or reliance on exemptions will be required in applicable foreign markets, which also may involve approvals specific to a digital assets or related business. As we secure the appropriate regulatory, registration and/or licensing approvals, or otherwise rely on, seek or confirm exemptions therefrom, in connection with our digital assets business, we are and will be subject to a myriad of complex and evolving global policy frameworks and associated regulatory requirements that we need to comply with, or otherwise be exempt from, to ensure that our digital assets products and services are successfully brought to different markets in a compliant manner. We remain committed to being a trusted provider of innovative products and services guided by proactive engagement and regulatory collaboration.

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

We are primarily subject to the following laws and regulations, among others. The costs of complying with such laws and regulations have increased and will continue to contribute to the costs of doing business:

•	The Investment Advisers Act of 1940 (Investment Advisers Act). The SEC is the federal agency generally responsible for administering the U.S. federal securities laws. WisdomTree Asset Management, Inc., or WTAM, WisdomTree Digital Management, Inc., or WT Digital Management, and Ceres, three of our subsidiaries, are registered as investment advisers under the Investment Advisers Act and, as such, are subject to regulation and oversight by the SEC. The Investment Advisers Act imposes a comprehensive regulatory framework on registered investment advisers including fiduciary duties and requirements relating to recordkeeping, operational procedures, and registration, reporting and disclosure obligations. As a result of the Ceres Acquisition, we have expanded into investment strategies, products and markets that are subject to regulatory regimes and supervisory expectations that apply to private fund advisers under the Investment Advisers Act, including with respect to disclosure obligations, valuation practices, conflicts of interest, liquidity management and investor protection.

•	The Investment Company Act of 1940 (Investment Company Act). All of our Digital Funds and U.S. listed ETFs are registered with the SEC pursuant to the Investment Company Act. These products must comply with the applicable requirements of the Investment Company Act and other regulations, such as those related to publicly offering and listing shares, as well as requirements of Rule 6c-11, or the ETF Rule, including, among others, requirements relating to operations, fees charged, sales, accounting, recordkeeping, disclosure, transparency and governance. In addition, the SEC continues to take an active approach in its rulemaking activity by finalizing and proposing new rules and/or rule amendments under the Investment Company Act that will impact current and future Digital Fund and ETF operations and/or investments. Ceres offers its investment products through private placements and relies on exemptions from registration under the Investment Company Act.
•	Broker-Dealer Regulations. WisdomTree Securities, Inc., or WT Securities, is a limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and a member of FINRA. WT Securities facilitates transactions in, and serves as the distributor for, the Digital Funds and is authorized to sell shares of registered funds, including the Digital Funds, from its own inventory as principal. This broker-dealer activity is conducted separately from other WisdomTree subsidiaries that act as Digital Fund and ETF sponsors in the U.S. and are not required to register as broker-dealers under the Securities Exchange Act of 1934, as amended, or Exchange Act. In addition, Ceres Securities, LLC, or Ceres Securities, a wholly owned subsidiary of Ceres, is a limited purpose broker-dealer registered with the SEC and a member of FINRA that operates as a placement agent for Ceres Farms, earning placement fees on sales of interests to investors it introduces, and is subject to SEC and FINRA regulation and oversight, including rules governing private placements, sales practices, disclosures, recordkeeping, supervision and compliance. Many of our employees, including all salespersons engaged in distribution activities, are licensed with FINRA and are registered as associated persons of WT Securities, Ceres Securities or the distributor of the WisdomTree Digital Funds and U.S. listed ETFs, as applicable, and, as such, are subject to FINRA rules that relate to licensing, continuing education and sales practices. FINRA rules also apply to our fund marketing and sales materials.
•	Federal Money Services Business and State Money Transmission Laws. WisdomTree Digital Movement, Inc. is a money services business registered with the Financial Crimes Enforcement Network, or FinCEN, and a state licensed money transmitter operating a platform for the purchase, sale and exchange of digital assets, while also providing blockchain-enabled digital wallet services through WisdomTree Prime to facilitate such activity. Navigating state regulations across the U.S. provides compliance challenges and significant costs as regulations and expectations differ between states, with different states seeking to achieve different objectives with their regulations, from consumer protection to preventing money laundering. In addition, licensure requirements are quickly evolving (including regulators not permitting certain activities related to digital assets pursuant to such licenses), with the associated timeframes for licensure increasing and licensure being further complicated by recent market events and bankruptcies of firms in the digital assets space.
•	Internal Revenue Code. WisdomTree Trust, WisdomTree Digital Trust and the WisdomTree Bitcoin Fund each have their own respective requirements they must satisfy to qualify for pass-through tax treatment under the Internal Revenue Code.
•	U.S. Commodity Futures Trading Commission (CFTC) and National Futures Association (NFA). Regulations adopted by the CFTC have required WTAM to become a member of the NFA and register as a commodity pool operator for a select number of our ETFs.
•	Products Exchange Listing Requirements. Each WisdomTree U.S. listed ETF is listed on a secondary market (each, an Exchange), including NYSE Arca, the NASDAQ Market and the Cboe BZX Exchange, Inc, and accordingly is subject to the listing requirements of these Exchanges. Any new WisdomTree U.S. listed ETF will seek listing on an Exchange and also will need to meet continued Exchange listing requirements, which generally align with requirements of the ETF Rule. However, the SEC or an Exchange may ultimately determine not to allow the issuance of potential new WisdomTree U.S. listed ETFs or may require strategy or operational modifications as part of the registration and/or listing process.
•	Corporate Exchange Listing Requirements. In addition, our common stock is listed on the New York Stock Exchange and we are therefore also subject to its rules including corporate governance listing standards, as well as federal and state securities laws.
•	FINRA Rules. FINRA rules and guidance may affect how WisdomTree U.S. listed ETFs are sold by member firms. We currently do not offer so-called leveraged ETFs in the U.S., which may include within their holdings derivative instruments such as options, futures or swaps to obtain leveraged exposures. FINRA guidance, the recently effective SEC Rule 18f-4, or the Derivatives Rule, and/or other future rules or regulations may influence how member firms effect sales of certain WisdomTree U.S. listed ETFs, such as our currency ETFs, or how such ETFs operate, which also use some forms of derivatives, including forward currency contracts and swaps, our international hedged equity ETFs, which use currency forwards, and our rising rates bond ETFs and alternative strategy ETFs, which use futures or options.
•	Section 17A of the Exchange Act. WisdomTree Transfers, Inc., or WT Transfers, is a transfer agent registered with the SEC. As a transfer agent, WT Transfers provides transfer agency and registrar services for the Digital Funds offered through WisdomTree Prime. WT Transfers’ transfer agency and registrar services are subject to Section 17A of the Exchange Act and applicable rules promulgated thereunder.

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

Jersey-Domiciled Issuers (Managed by WisdomTree Management Jersey Limited)

One of our subsidiaries, WisdomTree Management Jersey Limited, or ManJer, is a Jersey based management company providing investment and other management services to several Jersey-domiciled issuers, or ManJer Issuers, of exchange-traded commodities, or ETCs, each of which was established as a special purpose vehicle to issue exchange-traded securities. All ETCs are listed and marketed across the European Union, or EU, under Regulation (EU) 2017/1129 of the European Parliament and of the Council of 14 June 2017 (as amended), or the Prospectus Regulation. Since January 4, 2021, the Central Bank of Ireland, or Central Bank, approves all ETC Base Prospectuses (with the exception of WisdomTree Issuer X Limited’s prospectus which is approved by the Swedish Financial Supervisory Authority) as meeting the requirements imposed under EU law pursuant to the Prospectus Regulation. Such approval relates only to those securities to be admitted to trading on a regulated market for the purpose of Markets in Financial Instruments Directive (recast) – Directive 2014/65/EU of the European Parliament and the Council, or MiFID II, and/or which are to be offered to the public in any European Economic Area, or EEA, Member State. All ETC prospectuses have been approved by the Financial Conduct Authority, or FCA, as U.K. Listing Authority, as competent authority pursuant to the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of 14 June 2017 on the form and content of such prospectuses and since January 2026 are approved in accordance with the rules in Prospectus Rules: Admission to Trading on a Regulated Market sourcebook made pursuant to the FCA’s rule-making powers under the Public Offers and Admissions to Trading Regulations 2024. Each prospectus (except WisdomTree Issuer X Limited’s prospectus) is prepared, and a copy is sent to the Jersey Financial Services Commission, or JFSC, in accordance with the Collective Investment Funds (Certified Funds – Prospectuses) (Jersey) Order 2012. Each ManJer Issuer (other than WisdomTree Issuer X Limited) has obtained a certificate under the Collective Investment Funds (Jersey) Law 1988 (as amended), to enable it to undertake its functions in relation to its ETCs. At the request of the relevant ManJer Issuer, the Central Bank has notified the approval of the Base Prospectus in accordance with the Prospectus Regulation to other EU listing authorities, including Austria, Belgium, Denmark, Finland, France, Germany, Italy, Luxembourg, the Netherlands, Norway, Poland, Spain and Sweden, by providing them with certificates of approval attesting that the Base Prospectus has been prepared in accordance with the Prospectus Regulation. Each issuer may request the Central Bank to provide competent authorities in other EEA Member States with such certificates for the purposes of making a public offer in such Member States and/or for admission to trading of all or any securities on a regulated market. WisdomTree Issuer X Limited’s program for the issuance of WisdomTree digital securities does not constitute a collective investment fund for the purpose of the Collective Investment Funds (Jersey) Law 1988 (as amended) as it satisfies the requirements of Article 2 of the Collective Investments Funds (Restriction of Scope) (Jersey) Order 2000. A copy of WisdomTree Issuer X Limited’s prospectus has been delivered to the Registrar of Companies in Jersey in accordance with Article 5 of the Companies (General Provisions) (Jersey) Order 2002, and the Registrar has consented to its circulation. The JFSC has consented under Article 4 of the Control of Borrowing (Jersey) Order 1958 to the issue of the WisdomTree digital securities by WisdomTree Issuer X Limited. The prospectus of WisdomTree Issuer X Limited is also recognized by the Swiss Prospectus Office.

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

One of our subsidiaries, WisdomTree Management Limited, is an Ireland based management company authorized in Ireland providing collective portfolio management services to WisdomTree Issuer ICAV, or WTICAV, and WisdomTree UCITS ETFs. The WisdomTree UCITS ETFs, or Sub-Funds, are issued by WTICAV. WTICAV, a non-consolidated third party, is an Irish-collective-asset-management vehicle, or ICAV, organized in Ireland and is authorized as a UCITS by the Central Bank. All UCITS have their basis in EU legislation and once authorized in one EEA Member State, may be marketed throughout the EU, without further authorization. This is described as an EU passport. WisdomTree Management Limited registered with the FCA as an Authorised Schedule 5 – operator of a temporary recognized scheme, and under the Temporary Marketing Permissions Regime, the WisdomTree UCITS ETFs continue to be available to U.K. investors. In accordance with the Financial Services Act 2021, the Temporary Marketing Permissions Regime is in the process of being replaced by the U.K.’s Overseas Funds Regime (“OFR”), requiring all WisdomTree UCITS ETFs to be transitioned to the new OFR by the end of 2026.

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

WTICAV is primarily subject to the following legislation and regulatory requirements:

•	European Communities (Undertakings for Collective Investment in Transferable Securities, or UCITS) Regulations 2011 (as amended) (“UCITS Regulations”). The UCITS Regulations, which transpose Council Directive 2009/65/EC (the “UCITS Directive”), Commission Directive 2010/43/EC and Commission Directive 2010/44/EC into Irish law, became effective on July 1, 2011. UCITS established in Ireland are authorized under the UCITS Regulations. The UCITS Directive will be updated by AIFMD 2.0 (Directive (EU) 2024/927) to make changes to introduce the use of liquidity management tools by UCITS. These changes will be implemented in Ireland by way of a set of UCITS Regulations to be adopted by April 16, 2026.
•	Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) Regulations 2019 and the Central Bank (Supervision and Enforcement) Act 2013 (Section 48(1)) (Undertakings for Collective Investment in Transferable Securities) (Amendment) Regulations 2023 (“Central Bank UCITS Regulations”). The Central Bank UCITS Regulations were adopted in May 2019 and, together with the UCITS Regulations, any guidance produced by the Central Bank, and the Central Bank forms, form the basis for all the requirements that the Central Bank imposes on UCITS, UCITS management companies and depositaries of UCITS.
•	Central Bank (Individual Accountability Framework) Act 2023 (“IAF Act”). The IAF Act is comprised of three key elements: the Senior Executive Accountability Regime (SEAR), the Conduct Standards and the enhancements to the Central Bank’s Fitness and Probity (F&P) Regime. The most relevant elements from WTICAV’s perspective are the Conduct Standards and the updates to the F&P Regime. The Common Conduct Standards apply to all persons carrying out Controlled Functions (CFs) in regulated firms. Additional Conduct Standards apply to Pre-Approval Controlled Functions (PCFs) and any other person carrying out a role which exercises significant influence on a firm’s affairs. The Conduct Standards outline the Central Bank’s expectations in terms of the conduct of individuals carrying out CF and PCF roles and have applied since December 29, 2023. The Central Bank published its Guidance on the IAF Act in April 2024 and this includes guidelines on the Conduct Standards. The enhancements to the F&P Regime include the requirement for firms to proactively certify that individuals carrying out CF and PCF roles comply with the Central Bank’s standards of F&P. The Certification Regulations have applied since January 8, 2024. The Central Bank published its final and consolidated Fitness and Probity Standards in November 2025.

•	Central Bank Guidance. The Central Bank also has produced guidance that provides direction on issues relating to the funds industry, certain of which set forth conditions not contained in the UCITS Regulations or the Central Bank Regulations with which UCITS must conform. The Central Bank also publishes and regularly updates a “Q&A” document on its website. The Q&A is not intended to be a tool to assess compliance with regulatory requirements but rather it sets out questions and answers in relation to common UCITS-related queries.
•	The Irish Collective Asset-Management Vehicle Act 2015 (as amended) (“ICAV Act”). WTICAV is registered as an ICAV under the ICAV Act. Therefore, WTICAV is required to comply with various obligations under the ICAV Act such as, but not limited to, keeping proper books and records. The segregation of liability between Sub-funds means there cannot be, as a matter of Irish law, cross-contamination of liability between Sub-funds. Therefore, the insolvency of one Sub-fund cannot affect another Sub-fund.
•	EMIR. EMIR provides for OTC derivative contracts to be submitted to central clearing and imposes, inter alia, margin posting and other risk mitigation techniques, reporting and record keeping requirements. WTICAV uses OTC derivatives instruments to hedge the currency risk of some of its sub-funds, which are subject to EMIR. WTICAV has adhered to the 2013 EMIR Portfolio Reconciliation, Dispute Resolution and Disclosure Protocol published by the International Swaps and Derivatives Association, Inc. The Central Bank has been designated as the competent authority for EMIR.
•	BMR. The BMR is directly applicable law across the EU and applies to certain “administrators,” “contributors” and “users” of benchmarks with the aim of reducing the risk of benchmark manipulation and promoting confidence in their integrity and that of the financial markets which they support. Since WTICAV issues financial instruments that reference a benchmark, it will be required to comply with applicable obligations as set out under the BMR. In addition, non-EU administrators of benchmarks are required to satisfy a number of requirements to enable the benchmarks they provide to be used in the EU. To ensure investor protection, the BMR provides equivalence, recognition and endorsement conditions under which third country benchmarks may be used by supervised entities in the EU. Since we control the provision of benchmarks, we are required to comply with applicable obligations within the timeframes set out under the BMR. Regulation (EU) 2025/914 will apply with effect from January 1, 2026. Fund management companies and corporate funds which use benchmarks that are considered “critical” or “significant” under the new legislation, EU Paris-aligned benchmarks, EU Climate Transition benchmarks and certain commodity benchmarks will be in-scope.
•	Regulation (EU) No 1286/2014 of the European Parliament and of the Council of 26 November 2014 on key information documents for packaged retail and insurance-based investment products (“PRIIPS”). As above, WisdomTree’s ETCs have been subject to PRIIPS since January 1, 2018. On January 1, 2023, PRIIPS also began to apply to UCITS. WTICAV has been producing and publishing these KIDs for share classes of the Sub-funds of the ICAV since January 1, 2023.
•	Regulation on Disclosures (EU/2019/2088) (“SFDR”) and the EU Taxonomy Regulation (2020/852) (“EU Taxonomy”). SFDR requires WisdomTree Management Limited, as a UCITS management company, to disclose in a consistent and harmonized manner how environmental, social and governance, or ESG, factors are adopted in its decision-making process. SFDR also requires certain pre-contractual and periodic disclosure requirements for in scope WTICAV Sub-funds, such as UCITS financial products. Level 1 of SFDR requirements applied from March 1, 2021 and Level 2 of the SFDR requirements applied from January 1, 2023. The EU Taxonomy Regulation amends the disclosure requirements in place under SFDR. The EU Taxonomy disclosures for the economically sustainable objectives of climate change mitigation and climate change adaptation were applicable from January 1, 2022, while the requirement for disclosures for the remaining objectives applied from January 1, 2023. The WTICAV Prospectus, as well as supplements and product pages of the WTICAV Sub-funds in scope of SFDR and EU Taxonomy, have been updated to reflect the respective regulatory requirements.
•	SFDR 2.0. The European Commission published its proposal to revise the SFDR on November 20, 2025. It is expected that if the proposal is adopted, the legislation will take effect in late 2028 or 2029. The proposal seeks to remove the current categorization regime and introduce new sustainability-related financial product labels. It is expected that the European Commission will publish Level 2 measures for prospectus disclosures and periodic report disclosures for sustainability-related financial products.
•	Regulation (EU) 2019/1156 on the cross-border distribution framework (“CBDF”). The CBDF amended the UCITS Directive to increase the harmonization of cross-border marketing between both (a) the UCITS regime and (b) different practices adopted by EU member states and came into effect on August 2, 2021. The CBDF eliminated the need for WTICAV to have local paying agents within EU member states the Sub-funds passported into, but introduced rules around marketing communications, pre-marketing notifications and the discontinuation of marketing.
•	Regulatory technical standards on settlement discipline (“CSDR”). CSDR introduced measures to prevent settlement failures, with settlement failures resulting in penalty charges applied by the Central Securities Depositaries to failing parties. Since most WTICAV sub-funds employ physical replication using equities and bonds, trades in these equities that take place within the EU come into scope of CSDR. This regulation came into force on February 1, 2022.

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

The Central Bank, as competent authority under the Prospectus Regulation, has approved the Base Prospectus as meeting the requirements imposed under Irish and EU law pursuant to the Prospectus Regulation. Such approval relates only to ETP Securities which are to be admitted to trading on a regulated market for the purpose of MiFID II and/or which are to be offered to the public in any EEA Member State. The Base Prospectus has also been approved by the FCA, acting as the competent authority under the U.K. version of Regulation (EU) No 2017/1129 of the European Parliament and the Council of June 14, 2017 on the form and content of prospectuses, which repealed Directive 2003/71/EC and forms part of U.K. law pursuant to the U.K. Prospectus Regulation. From January 2026, such approval will instead be granted in accordance with the Prospectus Rules: Admission to Trading on a Regulated Market sourcebook, made under the FCA’s rule-making powers in the Public Offers and Admissions to Trading Regulations 2024.

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

Market Risks

•   Impact on AUM from declining prices and volatile market conditions

•   Fluctuations in the composition and mix of AUM and impact on financial results

•   Market disruptions may undermine investor confidence in ETPs

Concentration Risks	• Dependence on a limited number of products generating substantial revenue • Exposure to declining commodity prices and domestic/foreign market conditions • Risk of investor withdrawals
Third-Party Provider Risks

•   Reliance on third-party vendors for critical administrative, custody and portfolio management services

•   Insufficient internal controls or failures by third-party vendors

•   Counterparty risks related to European products

•   Inadequacies in risk management policies and procedures

Competition and Distribution Risks	• Intense competition in the asset management industry • Dependence on third-party distribution channels
Performance and Investment Risks	• Limited track record for many of our ETPs
Operational Risks

•   Increased risks and resource demands related to our European business

•   Operational risks related to the post-acquisition integration of Ceres

•   Risk of operational failures, particularly with European crypto basket ETPs

•   Risks associated with strategic transactions

•   Exposure to catastrophic and unpredictable events

Technology Risks	• Limitations, failures or breaches of our or third-party technology systems, including artificial intelligence
Human Capital Risks	• Challenges in retaining or recruiting key personnel, including related to the Ceres Acquisition
Expense and Cash Management Risks	• Significant fluctuations in expenses
Legal and Regulatory Risks

•   Costs and complexities of complying with evolving regulations

•   Legal proceedings requiring substantial management attention

•   Risks of intellectual property infringement claims or failure to protect trademarks and intellectual property rights

•   Expanded and evolving regulatory requirements and increased supervisory oversight related to the Ceres Acquisition

Digital Assets Risks	• Risks tied to our digital assets business, including competition, product development, outsourced services, cybersecurity, blockchain infrastructure and technology, regulatory compliance, anti-money laundering and other related risks
Ceres Risks	• Risks tied to the Ceres Acquisition and our entry into private assets, including execution and capital raising risks and reliance on key personnel, exposure to farmland, real estate and agricultural market conditions, tenant and commodity price risks, regulatory and environmental compliance, risks associated with Ceres Farms’ REIT status, and risks related to the pursuit of new business opportunities
Other Company Risks

•   Potential actions by activist stockholders

•   Risks of change in control resulting in the termination of investment management agreements

•   Challenges securing approval for advisory agreements and fees

•   Reputational risk

Risks Related to Common Stock and Convertible Notes

•   Volatility in the market price of common stock

•   Negative commentary or downgrades by equity analysts

•   Challenges in raising funds for convertible note settlements or repurchases

•   Risks tied to conditional conversion features of convertible notes

•   Impact of future issuances of common stock or equity-linked securities

•   Anti-takeover provisions in corporate governance documents

•   Stockholder rights plan terms and conditions

•   Failure to pay dividends or repurchase common stock

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

At December 31, 2025, 50% of our AUM was concentrated in ten of our WisdomTree ETPs with approximately 18% in three of our domestic equity ETFs, 15% in four of our precious metal products, 11% in the WisdomTree Floating Rate Treasury Fund, or USFR, and 6% in two of our international developed market equity ETPs. As a result, our operating results are particularly exposed to the performance of these funds and our ability to maintain the AUM of these funds, as well as investor sentiment toward investing in the funds’ strategies. If the AUM in these funds were to decline, either because of declining market values or net outflows from these funds, our revenues would be adversely affected.

Declining commodity prices, and gold prices in particular, including as a result of changes in demand for commodities and gold as an investment, could materially and adversely affect our business.

At December 31, 2025, approximately 17% of our AUM were in ETPs backed by gold and approximately 11% were in ETPs backed by other commodities. Precious metals such as gold are often viewed as “safe haven” assets as they tend to attract demand during periods of economic and geopolitical uncertainty. Accommodative monetary policies are also favorable as the opportunity cost of forgoing investment in interest-bearing assets is low. Market conditions that are not conducive to investment in precious metals, such as a rising interest rate environment, may lead to declining prices that are linked to our ETPs and thereby adversely affect our AUM and revenues. We cannot provide any assurance that our products backed by precious metals will benefit from favorable market conditions. In addition, changes in long-term demand cycles for commodities generally and cyclicality in demand for commodities as an investment asset, could reduce demand for certain of our products, limit our ability to successfully launch new products and also may lead to redemptions by existing investors.

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

At December 31, 2025, approximately 29% and 18% of our AUM was held in products with exposure to the U.S. and international developed markets, respectively. Therefore, the success of our business is closely tied to various conditions in these markets which may be affected by domestic and foreign political, social and economic uncertainties, monetary policies conducted in these regions and other factors.

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

Third-Party Service Provider Risks

We primarily depend on Mellon Investments Corporation, Newton Investment Management North America, LLC, Voya Investment Management Co., LLC and Insight North America LLC to provide portfolio management services, The Bank of New York Mellon to provide us with critical administrative services to operate our business and our U.S. listed ETFs, and other third parties to provide many other critical services to operate our business and our U.S. listed ETFs. The failure of key vendors to adequately provide such services could materially affect our operating business and harm investors in our products.

We outsource to third-party vendors to provide us with many services that are critical to operating our business, including Mellon Investments Corporation, Newton Investment Management North America, LLC, Voya Investment Management Co., LLC and Insight North America LLC as sub-advisers providing portfolio management services, and The Bank of New York Mellon, or BNY Mellon, to provide custody services, fund accounting, administration, transfer agency and securities lending services. We also rely on third-party providers to license indexes to certain of our U.S. listed ETFs and European listed ETPs, perform index calculation services for our indexes and a third-party distributor for our products. The failure of any of these key vendors to provide us and our products with these services could lead to operational issues and result in financial loss to us and investors in our products.

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

We depend on Swissquote Bank Ltd , BitGo Trust Company, Inc. and Coinbase Custody Trust LLC to provide us with critical custody services for digital currencies that back WisdomTree digital assets. The failure of any of these custodians to adequately safeguard these digital assets could materially adversely affect our business and harm investors in this product.

Products that are backed by digital currencies are subject to the risks associated with the custody of digital assets, including the risk that the digital currencies or the blockchain infrastructure could be impacted by hacks or other malicious actions. WisdomTree Issuer X Limited, the issuer of WisdomTree Europe’s crypto ETPs, is reliant on the security procedures and infrastructure of its custodians to safeguard the underlying digital currency cryptographic keys. There is no guarantee that the arrangements of the custodian will fully protect from loss of assets. Damage to the infrastructure or loss of these assets may render the digital currency inaccessible and adversely impact the value of an investment in digital assets. The digital currencies may also be exposed to the internet briefly before reaching the secure accounts of the custodian. There are additional risks involved with an investment backed by digital currencies such as changes to the protocol (such as forks) which could damage the reputation of digital assets or result in losses for investors. The risks associated with digital currencies and the failure of the custodian to safeguard the underlying assets could result in financial loss to us and investors in our products and our recovery of any losses from a custodian may be inadequate. The custodians perform additional services to crypto ETPs that may derive additional revenue by delegating a part of our assets to validate transactions on the relevant blockchain (“staking”). There are certain operational and technological risks associated with staking such as penalties due to bad validator behavior. Operational and technical errors in the context of staking could damage the reputation of digital assets or result in losses for investors.

We depend on Apex Financial Services (Alternative Funds) Limited in respect of the products issued by our Jersey-domiciled issuers, or ManJer Issuers, of ETCs (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and BNY Mellon Fund Services (Ireland) Designated Activity Company in respect of the WisdomTree UCITS ETFs to provide us with critical administrative services to those products. The failure of any of those providers to adequately provide such services could materially affect our operating business and harm investors in those products.

We depend on Apex Financial Services (Alternative Funds) Limited in respect of the products issued by the ManJer Issuers (except WisdomTree Issuer X Limited), JTC Trust Company Jersey in respect of products issued by WisdomTree Issuer X Limited, APEX IFS Limited in respect of the products issued by WMAI and BNY Mellon Fund Services (Ireland) Designated Activity Company in respect of the WisdomTree UCITS ETFs, to provide fund accounting, administration and, transfer agency services, as well as custody services in the case of the WisdomTree UCITS ETFs. The failure of any service provider to successfully provide these services could result in financial loss to the products, us and investors in those products. In addition, because each of the service providers provides a multitude of important services, changing these vendor relationships would be challenging. It might require us to devote a significant portion of management’s time to negotiate a similar relationship with other vendors or have these services provided by multiple vendors, which would require us to coordinate the transfer of these functions to another vendor or vendors.

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

The terms of contracts with counterparties are generally complex, often customized and often not subject to regulatory oversight. A voluntary or involuntary default by a counterparty may occur at any time without notice. In the event of any default by, or the insolvency of, any counterparty, the relevant products may be exposed to the under-segregation of assets, fraud or other factors that may result in the recovery of less than all of the property of our issuers that was held in custody or safekeeping in the case of physically-backed products or the recovery of property that is insufficient in value to cover all amounts payable to holders of the applicable products upon their redemption.

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

Price competition spans both commoditized offerings, such as traditional, market cap-weighted index products, and more specialized categories, like factor-based or thematic ETPs. In recent years, larger firms have trended toward fee reductions, offering some products at lower prices or as loss leaders, supported by alternative revenue sources. New entrants often seek to differentiate themselves by offering low-fee ETPs; as a result, funds priced at 20 basis points or less have captured approximately 70% of global net flows over the past three years. This fee compression trend continues, with many of our competitors well-positioned to benefit.

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

Operational risks related to the post-acquisition integration of Ceres could adversely affect our business, results of operations and financial condition.

Following the Ceres Acquisition, we face operational risks associated with integrating, where appropriate, its business, personnel, systems, processes and control environment into our existing operations. The integration process may be more complex, time-consuming or costly than anticipated and may require significant management attention, which could divert resources from our other businesses. In addition, Ceres operates in asset classes and strategies that differ from our traditional ETP business and may require enhancements to our operational infrastructure, risk management practices, valuation processes, compliance framework and internal controls. Any failure to effectively integrate operations, retain key personnel, harmonize systems and controls, or appropriately manage new and evolving operational requirements could result in operational inefficiencies, control deficiencies, increased costs, regulatory scrutiny, reputational harm or an inability to achieve the anticipated benefits of the acquisition, any of which could materially adversely affect our business and financial results.

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

We have pursued, and may continue to pursue, acquisitions and other strategic transactions. These initiatives have placed increased demands on our management and other resources and may continue to do so in the future. We may not be able to manage our operations effectively or achieve our desired objectives on a timely or profitable basis. To do so may require, among other things:

•	continuing to retain, motivate and manage our existing employees and/or attract and integrate new employees;
•	developing and enhancing our operational, financial, accounting, reporting and other internal systems and controls on a timely basis; and
•	maintaining and expanding support functions, including human resources, information technology, legal and corporate communications.

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

We have launched products in Europe that are indexed to baskets of cryptocurrencies or that may allow for staking. We have outsourced the administrator, transfer agent and custodial functions for these products. While we typically outsource portfolio management services to third-party sub-advisers for our products, in this case, we instead act as determination agent and facilitate buy and sell orders via the custodian who deals directly with a broker to rebalance these crypto basket ETPs in line with the indices. These rebalances typically occur quarterly. Expanding trading volumes may increase the risk of trading errors. The failure of any of our vendors to provide us and our products with the outsourced services and our failure to correctly place trade orders could lead to operational issues and result in financial loss to us and/or investors in our products. For products through which we derive additional revenue by staking, we operationally delegate the relevant assets to validators in our role as determination agent. Operational errors in the process could materially affect our business and harm investors in these products. In addition, staking features, such as lock-up periods, staking reward payout periods and reward amounts, are not necessarily fixed over time and can cause liquidity risk or delay the standard settlement period. This may cause redemptions to be delayed and may result in a financial loss to investors.

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

We are dependent upon the effectiveness of our own, and our vendors’, information security policies, procedures and capabilities to protect the technology systems used to operate our business (including emerging technologies, such as artificial intelligence (AI) programs), to protect the data that reside on or are transmitted through them and to maintain adequate internal controls. Information security risks for us and our third-party vendors have increased significantly in recent years, in part because of the proliferation of new technologies, including AI, the ubiquity of internet connections, and the increased sophistication and activities of threat actors. Although we and our third-party vendors take protective measures to secure information, our and our vendors’ technology systems have experienced cybersecurity threats and may still be vulnerable to unauthorized access, computer viruses or other events that could result in inaccuracies in our information or system disruptions or failures, which could materially interrupt or damage our operations. In addition, our vendors may incorporate AI tools into their offerings or operations, and such AI tools may not meet existing or rapidly evolving regulatory, cybersecurity, privacy or industry standards, which could expose us to operational, compliance or reputational risks. These risks have increased with the launch of the WisdomTree Prime mobile application and may continue to increase in the future as the mobile application’s availability expands. In addition, technology is subject to rapid change and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products, which could affect our business. Any inaccuracies, delays, system failures or breaches, or advancements in technology, and the cost necessary to address them, could subject us to client dissatisfaction and losses or result in material financial loss, regulatory violations, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.

A failure to effectively manage the development and use of AI, combined with an evolving regulatory environment, could have an adverse effect on our growth, reputation or business.

We use AI, including machine learning, in our business and expect to continue to expand our AI capabilities, including through generative AI. AI methods are complex and rapidly evolving, and their introduction into new or existing processes may result in new or enhanced governmental or regulatory scrutiny, intellectual property or other litigation, data protection and confidentiality concerns, information security risks, social or ethical challenges, competitive harm or other complications. For example, datasets used to develop and test AI models, the content generated by AI systems, or AI-driven decision-making processes may be found to be insufficient, biased or harmful, or lead to adverse business decisions or operating errors. AI technologies, including generative AI, may also produce content that appears credible but is factually inaccurate or flawed or legally problematic, increasing regulatory, reputational and legal risks. The use of AI technologies may also increase the risk of inadvertent disclosure or misuse of our proprietary or confidential information. In addition, intellectual property ownership and licensing rights, including copyright, surrounding AI technologies remain uncertain, as U.S. courts and regulatory bodies have yet to address key issues. Furthermore, AI-related regulations are evolving globally, with emerging frameworks such as the EU AI Act and increasing scrutiny from U.S. federal and state regulators, including the Federal Trade Commission and SEC. Efforts to incorporate AI technologies responsibly require continued investment in operational controls and procedures, development and implementation of appropriate protections and safeguards for data use, including with respect to data leakage, and compliance with evolving regulatory requirements. Our competitors may adopt or deploy AI technologies more effectively or more rapidly than we do, which could place us at a competitive disadvantage with respect to operational efficiency, cost management or market participation. Any failure to successfully integrate AI technologies, respond to client or market demands or effectively manage AI-related risks could harm our growth and reputation, adversely impact product offerings, client interactions or business initiatives, and expose us to legal and regulatory liabilities and additional costs, including regulatory fines or sanctions, which may cause our AUM, revenues and earnings to decline.

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

Our ability to successfully operate and grow the acquired Ceres business depends on the retention of key personnel, and the loss of such individuals could adversely affect our business.

The success of the acquired Ceres business is highly dependent on the continued service of certain key investment, operational and management personnel with specialized expertise, client relationships and knowledge of the acquired strategies. The integration of Ceres into our organization may create uncertainty among employees and could result in increased attrition, particularly if compensation structures, incentive arrangements, roles or cultural dynamics change or if market conditions adversely affect compensation outcomes. If we are unable to retain key personnel or effectively recruit and integrate additional talent necessary to support and grow the acquired business, our ability to execute our strategy, maintain investment performance and realize the anticipated benefits of the acquisition could be materially adversely affected.

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

We are subject to extensive regulation of our business and operations. Two of our U.S. subsidiaries, WTAM and WT Digital Management, are registered investment advisers and are subject to oversight by the SEC pursuant to its regulatory authority under the Investment Advisers Act. We also must comply with certain requirements under the Investment Company Act with respect to our U.S. listed ETFs for which WTAM acts as investment adviser and with respect to our Digital Funds for which WT Digital Management acts as an investment adviser. WTAM is also a member of the NFA and registered as a commodity pool operator for certain of our ETFs. As a commodity pool operator, we are subject to oversight by the NFA and the CFTC pursuant to regulatory authority under the Commodity Exchange Act. In addition, the content and use of our marketing and sales materials and the conduct of our sales force in the U.S. regarding our U.S. listed ETFs and Digital Funds are subject to the regulatory authority of FINRA. The SEC also has recently adopted rule amendments that are designed to modernize sales and marketing materials and, as a result, could impact our marketing materials. We are also subject to foreign laws and regulatory authorities with respect to operational aspects of our products that invest in securities of issuers in foreign countries, in the marketing, offer and/or sales of our products in foreign jurisdictions and in our offering of investment products domiciled outside of the U.S., such as our ETPs issued by the ManJer Issuers, UCITS ETFs and ETPs issued by WMAI.

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

The regulatory environment in which we operate also is subject to modifications and further regulation. Concerns have been raised at various times about ETFs’ possible contribution to market volatility as well as the disclosure requirements applicable to certain types of more complex ETFs. In addition, the SEC approved a broad set of rules regarding data reporting and fund liquidity, fund valuation, funds’ use of derivatives and funds’ names, which impose additional expense and require additional administrative services and requirements, among other matters, to comply with these rules. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us or investors in our products also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. Compliance with new laws and regulations may result in increased compliance costs and expenses.

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

Our acquisition of Ceres may subject us to expanded and evolving regulatory requirements and increased supervisory oversight, which could adversely affect our business.

As a result of the Ceres Acquisition, we have expanded into investment strategies, products and markets that are subject to regulatory regimes and supervisory expectations that differ from, and in certain respects are more complex than, those applicable to our traditional ETP business. These expanded activities may subject us to additional oversight by the SEC and other regulatory authorities, including with respect to certain private fund adviser requirements, disclosure obligations, valuation practices, conflicts of interest, liquidity management and investor protection. Regulatory requirements applicable to private and alternative investment strategies continue to evolve, and changes in laws, rules, interpretations or enforcement priorities could increase compliance costs, restrict our activities or require modifications to our business practices or organizational structure. In addition, we may be subject to more frequent or more detailed regulatory examinations, inquiries or information requests, and any failure to comply with applicable regulatory requirements could result in fines, sanctions, remediation obligations, reputational harm or limitations on our ability to operate or grow these businesses, any of which could materially adversely affect our business, results of operations and financial condition.

From time to time, we may be involved in legal proceedings that could require significant management time and attention, possibly resulting in significant expense or in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

From time to time, we may be subject to litigation. In any litigation in which we are involved, we may be forced to incur costs and expenses to defend ourselves or to pay a settlement or judgment or comply with any injunctions in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations, financial condition and cash flows. In addition, an unfavorable outcome in any such litigation, including actual and potential claims by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($27.8 million), could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Note 14 to our Consolidated Financial Statements for additional information.

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

Competition risks

Competition in the digital assets industry on a global basis is increasing, ranging from large, established financial incumbents to smaller, early-stage financial technology providers and companies. There are jurisdictions with more stringent and robust regulatory and compliance requirements than others which could impact a company’s ability to compete in the digital assets industry. Our ability to successfully compete will depend largely on offering innovative products through digital asset exposures (and more broadly in blockchain-enabled financial services, including savings and payments), having strong internal controls and risk management infrastructure to enable customer trust, embracing regulation, developing strategic partnerships with participants in the digital assets ecosystem and broader financial services ecosystem, promoting thought leadership and consumer education or awareness, building upon our brand and attracting and retaining talented employees. Failure to do so could negatively impact the success of our digital assets business.

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

Ceres Risks

Through our acquisition of Ceres, we entered the private asset markets and may not be successful.

Acquiring Ceres marked our entry into the private asset markets, specifically farmland. There is significant competition in the private asset markets and real estate industry. There can be no assurance that we will be successful in the private assets market, that Ceres will be able to raise additional capital for Ceres’ funds, that Ceres will achieve its objectives and operate successfully, that we will have a suitable return on our investment in Ceres or that we will be able to recover the costs we have incurred in acquiring Ceres. Our management team currently has limited experience in private asset markets and no direct experience in farmland investments and is largely dependent on the experience and performance of key employees of Ceres. Although we have entered into employment agreements with certain key employees of Ceres, there can be no assurance that such employees will continue their employment with us. Loss of key employees of Ceres could have a material adverse effect on our ability to implement our business strategy and to achieve our objectives with respect to the Ceres Acquisition.

Ceres’ performance is subject to risks associated with investments in direct real estate-related assets.

Ceres provides investment advisory services to, and manages, private funds, and a separate pooled investment vehicle, Ceres Farms, that invests its assets in farmland real estate. Investments in direct real estate-related assets are subject to various risks, including without limitation: the cyclical nature of the real estate market and changes in national or local economic or market conditions; the financial condition of the buyers and sellers of properties; government regulation and increases in trade tariffs; changes in supply of, or demand for, properties in a geographic area; illiquidity of farmland investments; various forms of competition; fluctuations in lease rates; changes in interest rates and in the availability, cost and terms of financing; promulgation and enforcement of governmental regulations, including rules relating to zoning, land use and environmental protection; impact of third-party mineral rights ownership on properties; changes in real estate tax rates, energy prices and other operating expenses; changes in applicable laws and increased governmental regulation; and various uninsured or uninsurable risks and losses.

Ceres is subject to concentration risks arising from its concentration in real estate. Given the cyclical nature of the real estate market, changes in national or local economic or market conditions could have an adverse effect on Ceres. In addition, changes in the financial condition of tenants, buyers and sellers of property, competition, fluctuations in lease rates, the length of leases, and in the availability of financing will have a significant impact on Ceres’ performance. The geographic concentration of Ceres Farms’ properties in the U.S. Midwest makes its operations more vulnerable to local economic downturns and adverse farmland-specific risks, such as adverse weather events, changes in the local climate, access to water and plant disease exposure, than those of larger, more diversified companies.

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

Ceres Farms’ revenues are subject to risks associated with growing crops and the performance of the agricultural industry.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting changes to U.S. agricultural policy, including updates to commodity support programs, crop insurance and trade promotion funding. The legislation poses risks to Ceres’ business. The OBBBA raises statutory reference prices for major commodities, including corn and soybeans, with further annual escalations beginning in 2031. These changes may incentivize increased domestic production, potentially leading to oversupply and downward pressure on market prices, particularly if global demand does not rise proportionately. The OBBBA allocates $2.2 billion toward agricultural trade promotion, which may be deemed a subsidy by international trading partners, potentially triggering retaliatory measures or disputes under World Trade Organization (WTO) rules and restricting market access for U.S. corn and soybean exports. Delays or inconsistencies by federal agencies in administering new reference prices, crop insurance enhancements, or trade programs could create uncertainty for the agricultural industry. In addition, certain tax provisions of the OBBBA may adversely impact Ceres Farms’ tenant farmers who own small farms.

Federal, state and county governments have implemented laws and regulations in connection with farming operations, including those relating to taxes, trade, environmental, labor, immigration and food safety, among others. For example, labor and immigration regulations seek to provide for minimum wages and minimum and maximum work hours, as well as to restrict the hiring of illegal immigrants. If one of Ceres Farms’ tenants is accused of violating, or found to have violated such regulations, it could have a material adverse effect on the tenant’s operating results, which could adversely affect its ability to make its rental payments to Ceres Farms. Increased enforcement of federal immigration policy could adversely affect the overall farming labor market, which could result in upward pressure on wages for farm labor and adversely affect Ceres Farms’ tenants’ profitability and ability to pay rent. In addition, certain states, including Iowa, Minnesota, Wisconsin, Missouri and Kansas, in which a substantial amount of primary crop farmland is located, have laws that prohibit or restrict to varying degrees the ownership of agricultural land by corporations or business entities similar to Ceres Farms. Additional states may, in the future, pass similar or more restrictive laws, and Ceres Farms may not be legally permitted, or it may become overly burdensome or expensive, to acquire farms in these states, which could impede the growth of Ceres Farm’s portfolio and its ability to diversify geographically in states that might otherwise offer compelling investment opportunities.

Potential liability for environmental matters could materially and adversely affect Ceres’ business, results of operations and financial condition.

Ceres is subject to the risk of liabilities under federal, state and local environmental laws applicable to agricultural properties, including those related to wetlands, groundwater and water runoff. Some of these laws could subject Ceres to responsibility and liability for: the cost of removal or remediation of hazardous substances released on its properties, generally without regard to Ceres’ knowledge of or responsibility for the presence of the contaminants; the costs of investigation, removal or remediation of hazardous substances or chemical releases at disposal facilities for persons who arrange for the disposal or treatment of these substances; and claims by third parties for damages resulting from environmental contaminants. Ceres’ costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of Ceres Farms’ properties, or the failure to properly remediate a contaminated property, could adversely affect Ceres Farms’ ability to sell or lease the property or to borrow using the property as collateral. Ceres may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a property. Additionally, Ceres could become subject to new, stricter environmental regulations, which could diminish the utility of Ceres Farms’ properties and have a material adverse impact on its business, results of operations and financial condition. The potential of finding endangered species on or near Ceres Farms’ properties could restrict certain activities on its properties under federal, state and local laws and regulations intended to protect threatened or endangered species.

The failure of Ceres Farmland, LLC to maintain qualification as a REIT for U.S. federal income tax purposes would subject it to U.S. federal income tax on taxable income at regular corporate rates, which could adversely impact its business, results of operations and financial condition.

Ceres Farmland, LLC, a subsidiary of Ceres Farmland Holdings, LP, has elected to be taxed as a REIT for U.S. federal income tax purposes. Ceres Farmland Holdings, LP is a feeder fund that invests its capital in the REIT, which then invests its capital exclusively in Ceres Farms. To maintain qualification as a REIT, Ceres Farmland, LLC must meet various requirements set forth in the Internal Revenue Code of 1986, as amended (the “Code”) concerning, among other things, the ownership of its outstanding interests, the nature of its assets, the sources of its income and the amount of its distributions. There can be no assurance that Ceres Farmland, LLC will remain qualified as a REIT. We believe that the current organization and method of operation will enable Ceres Farmland, LLC to continue to qualify as a REIT. However, at any time, new laws, interpretations or court decisions may change the U.S. federal tax laws relating to, or the U.S. federal income tax consequences of, qualification as a REIT. Ceres Farmland, LLC’s General Partner may at any time, in its sole discretion, determine that it is no longer in Ceres Farmland, LLC’s best interest to qualify as a REIT. Failure of Ceres Farmland, LLC in any taxable year to qualify as a REIT will, among other things, subject Ceres Farmland, LLC’s taxable income to tax at regular corporate rates and distributions to members of Ceres Farmland, LLC in any non-qualifying years will not be deductible by Ceres Farmland, LLC. If Ceres Farmland, LLC’s status as a REIT is terminated or revoked, it may not be eligible to elect REIT status again prior to the fifth taxable year following the year in which it fails to qualify under the Code as a REIT unless certain relief provisions apply. The requirements for qualification as a REIT are extremely complex, and Ceres Farmland, LLC’s compliance with such requirements may depend on factors that are outside of its control or upon the resolution of legal issues for which guidance is lacking. Losing its REIT status would reduce its net earnings available for investment or distribution because of the additional tax liability, which could substantially reduce its ability to pay performance fees to Ceres. Even if Ceres Farmland, LLC qualifies as a REIT, it may be subject to federal income tax in certain circumstances. In addition, any taxable REIT subsidiary of Ceres Farmland, LLC will be subject to federal, state and local income taxes at the applicable corporate rates. To remain qualified as a REIT and to avoid the payment of U.S. federal income and excise taxes, Ceres Farmland, LLC may be forced to borrow funds, use proceeds from the issuance of securities, pay taxable dividends of stock or debt securities or sell assets to make distributions, which may result in Ceres Farmland, LLC distributing amounts that may otherwise be used for operations.

Ceres may not be successful in pursuing new business opportunities, including in solar, AI data infrastructure and water rights, which could adversely affect its financial performance and strategic objectives.

Ceres continues to evaluate opportunities to grow its business, including through the acquisition and leasing of properties for solar energy generation and artificial intelligence (AI) data infrastructure, and the monetization of water rights. While Ceres Farms currently leases certain properties for solar energy use or development and may expand such arrangements, there can be no assurance that it will be able to identify, negotiate or execute additional opportunities on favorable terms or at all. Ceres’ efforts to pursue strategic adjacencies or enter new markets may be hindered by a variety of factors, including regulatory or permitting challenges, lack of demand, competition, technological or infrastructure constraints or insufficient capital investment. There can be no assurance that Ceres’ initiatives to explore new business opportunities, enter new markets or make investments or acquisitions will benefit our or its business operations, generate sufficient revenues to offset related costs, or produce the anticipated benefits of past or future investments.

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

We currently have outstanding $150.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2026, $345.0 million in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 and $475.0 million in aggregate principal amount of 4.625% Convertible Senior Notes due 2030, which we collectively refer to as the Convertible Notes. Holders of the Convertible Notes have the right to require us to repurchase their notes upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events (each, a “fundamental change”), at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, as described in the respective indentures between us and the trustee. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments in respect of the notes being converted as described in the indentures. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or notes being converted. In addition, our ability to repurchase the notes or to pay cash upon conversions of the notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to refinance our convertible notes upon maturity, repurchase notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the notes as required by the applicable indenture would constitute a default under such indenture.

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

Governance Related to Cybersecurity Risks

Our cybersecurity risk management program and related operations and processes are directed by our CIO. Currently, the CIO role is held by an individual who has been in the role for over ten years, has over 24 years of cybersecurity, information technology and systems engineering experience, and has advanced training in the field of technology.

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

Our principal executive office is located at 250 West 34th Street, 3rd Floor, New York, New York, pursuant to a license agreement that expires in April 2027, with the option to extend until April 2028. This footprint aligns with the number of employees expected to collaborate in person on any given day, in line with our “Work Smart” philosophy described in Business – Human Capital Resources. We believe that this space is sufficient to meet our needs until the expiration of the license agreement.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 14 to our Consolidated Financial Statements for additional information regarding actual and potential claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €23.6 million ($27.8 million), including appealed claims for total damages of €15.2 million ($17.9 million).

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol “WT.” As of December 31, 2025, there were 29 holders of record of shares of our common stock and we believe there were approximately 54,000 beneficial owners of our common stock.

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

On October 27, 2025, our Board of Directors approved an increase of $190.0 million to our share repurchase program, bringing the total authorization to $250.0 million, which expires on April 27, 2028. As of December 31, 2025, $250.0 million remained available under the program for future purchases, and no shares were repurchased during the three months ended December 31, 2025.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
October 1, 2025 to October 31, 2025	—	$—	—
November 1, 2025 to November 30, 2025	—	$—	—
December 1, 2025 to December 31, 2025	—	$—	—
Total	—	$—	—	$250,000
ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

We are a global financial innovator, offering a diverse suite of ETPs, models and solutions, private market investments and digital asset-related products. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access and transparency and provide an enhanced user experience.

Building on our heritage of innovation, we continue to broaden our capabilities beyond our core ETP business. We offer next-generation digital products and services related to tokenized real world assets and stablecoins, including Digital Funds, as well as our institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. We also have expanded into private assets through our acquisition of Ceres, a leading U.S.-based alternative asset manager specializing in farmland investments.

As of December 31, 2025, we managed approximately $144.5 billion in AUM. Our products span a broad range of strategies including equities, fixed income, commodities, leveraged-and-inverse, currency, alternatives and cryptocurrency exposures. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost effective benefits of passive management.

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

As pioneers in tokenization and blockchain technology, we view this as the next phase in the evolution in financial services. Through our digital assets strategy, we are committed to “responsible DeFi,” aligning with regulatory standards to foster growth in this rapidly evolving space. We believe that expanding into digital assets and blockchain-enabled financial services not only complements our core competencies, but will diversify our revenue streams and further contribute to our growth.

Executive Summary

Our business delivered strong progress in 2025 as we advanced our long-term strategic initiatives and further strengthened the foundation for durable growth. We ended the year with AUM of $144.5 billion at December 31, 2025, up 31.6% as compared to the prior year, driven by favorable market conditions and net inflows of $8.5 billion, representing annualized organic growth of approximately 8%. Revenues and operating income increased 15.4% and 26.9%, respectively, year over year, driving approximately 300 basis points of operating margin expansion, supported by higher average AUM, improved revenue capture and continued operating discipline. These results underscore the resilience of our business model and the benefits of our strategy to diversify revenue streams and enhance earnings quality.

A significant strategic milestone in 2025 was the Ceres Acquisition, which marked our entry into private assets and added exposure to U.S. farmland, which we believe to be one of the largest and most underpenetrated real asset classes. At December 31, 2025, we managed $1.9 billion in farmland-based strategies, an asset class with low correlation to traditional financial markets that enhances the diversification of our overall platform. This acquisition also increased our revenue capture and resulted in operating margin expansion of more than 200 basis points.

Our Portfolio Solutions business continued to gain traction. Assets under advisement in our models offering reached $6.1 billion, an increase of approximately 60% from the prior year, supported by deeper engagement across major wealth platforms and registered investment advisers. The program provides advisors with customized evaluations, a suite of model portfolios and Shared CIO services designed to support scalable, repeatable investment processes. In addition, our strategic minority investment in, and multi-year collaboration with, Quorus enables certain of our investment strategies to be implemented in SMAs via the Quorus platform, and our model portfolios to be made available there, with integrated trading and rebalancing, providing advisors with additional customization options and implementation flexibility, and expanding our reach within the wealth management ecosystem. Together, these initiatives contribute to more consistent and higher-quality revenue streams.

We also achieved notable growth in digital assets. Digital assets AUM increased to $0.8 billion as of December 31, 2025, driven primarily by the expansion of our tokenized money market offering, the WisdomTree Treasury Money Market Digital Fund. Early adoption of this product highlights the broader potential for tokenization across real world assets, including future applications in fixed income and equities. Institutional clients access our Digital Funds through WisdomTree Connect, while WisdomTree Prime provides direct-to-consumer access to digital assets, such as bitcoin, ether, tokenized gold, U.S. dollar tokens and 15 Digital Funds. Our continued focus on “responsible DeFi” ensures these offerings remain aligned with regulatory standards while positioning us at the forefront of blockchain-enabled financial innovation.

Our initiatives across ETPs, private assets, digital assets, models and SMAs are integral to our long-term growth strategy and are intended to drive sustained AUM growth, revenue diversification, improved revenue capture and stronger operating margins. We believe this strategic alignment positions us to continue delivering stockholder value and driving future performance.

Additional 2025 business highlights include the following:

•

We launched 25 new European listed ETPs and 12 new U.S. listed ETFs spanning all our major product categories. This includes the launch of the WisdomTree Europe Defence UCITS ETF which accumulated $3.9 billion of AUM by December 31, 2025.

•

We achieved strong product performance, with over 74% of our U.S. listed AUM covered by Morningstar in the top two quartiles of peer performance on the 15-year timeframe and over 68% of our U.S. listed AUM covered by Morningstar in the top two quartiles of peer performance on the 5-year timeframe. In addition, approximately 40% were rated 4- or 5-star by Morningstar.

•

We completed a private offering of $475.0 million in aggregate principal amount of convertible senior notes due 2030, bearing interest at a rate of 4.625% and issued with a conversion price of $19.15 per share to facilitate the Ceres Acquisition. Concurrent with the issuance, we repurchased approximately 6.8 million shares of our common stock and extinguished $24.0 million aggregate principal amount of our 5.75% convertible senior notes due 2028 (the “2028 Notes”) (conversion price of $9.54 per share). We subsequently extinguished the remaining $1.8 million principal amount of these 2028 Notes in November 2025.

•	We appointed The Bank of New York Mellon Corporation to serve as our core banking-as-a-service (BaaS) infrastructure provider for WisdomTree Prime.

•

We made a strategic minority investment in, and entered into a multi-year collaboration with, Quorus, enabling certain of our investment strategies to be implemented in customizable, tax-efficient SMA formats, and our model portfolios to be made available with integrated, tax-aware trading and rebalancing capabilities, strengthening our presence in the growing custom portfolio solutions market.

•

We expanded our global footprint through a strategic collaboration with Korea Investment Management Co. Ltd. (KIM) based on the licensing of WisdomTree indexes in connection with the launch of a suite of innovative ETFs by KIM marketed under the KIM ACE label for the Korean market.

•	We made a $2.5 million strategic minority investment in AlphaBeta ETF Ltd to accelerate AI-driven ETF innovation by collaborating on the launch of AI-driven strategies in an ETF format.
•

In the U.S., we were named a “2025 Best Places to Work in Money Management” by Pensions & Investments for the sixth consecutive year and ranked first within the category for managers with 100-499 employees. In the U.K., we were named “Best Workplace” for medium-sized companies for the sixth consecutive year and a “2025 Best Workplace for Women” by Great Place to Work.

•

We received numerous industry awards and recognitions, including being named #58 on Fortune’s list of America’s Most Innovative Companies, receiving multiple honors at the 2025 ETF Express European ETF Awards, and earning top distinctions for our digital asset and fintech solutions from leading industry organizations.

Market Environment

The following chart reflects the annual returns of the broad-based equity indexes and gold prices over the last three years.

Source: FactSet

U.S. Listed ETF Industry Flows

U.S. listed ETF net flows for the year ended December 31, 2025 were $1,419.5 billion. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP net flows were $246.6 billion for the year ended December 31, 2025. Equities and fixed income gathered the majority of those flows.

Source: Morningstar

Industry Developments

Asset Management – Consolidation

In the recent past, a number of acquisitions in the asset management industry have either been announced or completed. These trends have accelerated as fee compression, cost pressures and increased regulations have weighed on the industry, highlighting the importance of scale and operating efficiency to compete in today’s market. We have significant opportunities ahead in both ETPs and the Portfolio Solutions business and as an early mover in digital assets and blockchain-enabled financial services, which positions us well for success to grow in this competitive landscape.

Components of Operating Revenue

Advisory fees

A significant portion of our revenues is comprised of advisory fees we earn from our ETPs. These advisory fees are calculated based on a percentage of the ETPs’ average daily net assets. As of the date of this Report, our weighted average fee rates by product category are as follows:

Commodity & Currency:	34bps	Leveraged & Inverse:	81bps
International Developed Market Equity:	47bps	Fixed Income:	17bps
U.S. Equity:	29bps	Alternatives:	39bps
Emerging Market Equity:	60bps	Cryptocurrency:	28bps

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

Management fees

Management fees are earned in exchange for Ceres providing investment advisory and other management services to Ceres Farms. Management fees are generally 1% of each member’s capital account balance as of the last day of each calendar quarter, if that balance exceeds $1 million (otherwise 2%). Management fees are subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter.

Performance fees

Performance fees represent variable consideration and are earned based on a specified percentage of Ceres Farms’ net profits, generally equal to 20%, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to clawback or reversal under the governing agreements.

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

We depend on a number of parties to provide critical administrative, custody and portfolio management services to our ETPs. The fees we pay our sub-advisers generally are the higher of the fixed minimums per fund, which range from $0 to $158 per year, or the percentage fee, which ranges between 0.01% and 0.20% per annum of average daily AUM at various breakpoint levels depending on the nature of the ETP. In addition, we pay certain costs based on transactions in our ETPs or based on inflow levels.

The fees we pay for accounting, tax, transfer agency, index calculation, indicative values and exchange listing are based on the number of products we have. The remaining fees are based on a combination of both AUM and number of funds, or as incurred.

Marketing and advertising

Marketing and advertising expenses are recorded when incurred and include the following:

•	advertising and product promotion campaigns that are initiated to promote our existing and new ETPs as well as brand awareness;
•	marketing campaigns to attract WisdomTree Connect and WisdomTree Prime users;
•	development and maintenance of our website; and
•	creation and preparation of marketing materials.

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

Contractual gold payments

Contractual gold payments expense represented an obligation requiring us to pay 9,500 ounces of gold annually from the advisory fee income we earned for managing physically-backed gold ETPs. Our obligation to continue making these payments was terminated on May 10, 2023. See Note 9 to our Consolidated Financial Statements for additional information.

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

Acquisition-related costs

We account for business combinations in accordance with ASC Topic 805, Business Combinations (“ASC 805”), with acquisitions recorded using the acquisition method. Transaction costs associated with acquisitions are expensed as incurred.

Other

Other expenses consist primarily of insurance premiums, general office related expenses, securities license fees for our sales force, public company related expenses, corporate related travel and entertainment and Board of Director fees, including stock-based compensation related to equity awards granted to our directors.

Components of Other Income/(Expenses) of a Recurring Nature

Interest expense

We recognize interest expense using the effective interest method which includes the amortization of discounts, premiums and issuance costs.

Revaluation/termination of deferred consideration–gold payments

Deferred consideration arose in connection with our acquisition of the European exchange-traded commodity, currency and leveraged-and-inverse business of ETFS Capital Limited, and was remeasured each reporting period using forward-looking gold prices observed on the CMX exchange, a selected discount rate and perpetual growth rate. This obligation was terminated on May 10, 2023 for approximately $137.0 million. See Note 9 to our Consolidated Financial Statements for additional information.

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

Expense Guidance for the Year Ending December 31, 2026

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2026 is currently estimated to range from 26% to 28% and takes into consideration planned hires as well as year-end compensation adjustments and the annualization of hires made during 2025. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenue and operating income growth, margin expansion and our stock price performance in relation to our peers.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. We currently estimate our discretionary spending for the year ending December 31, 2026 to range from $80.0 million to $86.0 million.

Not included in the guidance above is intangible asset amortization arising from the Ceres Acquisition of approximately $5.7 million.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. For the year ending December 31, 2026, we currently estimate that our gross margin percentage will be 82.0% to 83.0% taking into consideration current AUM, revenue levels and anticipated fund launches. If AUM increases, we would anticipate further gross margin expansion.

Third-Party Distribution Expense

We currently estimate third-party distribution expense to be approximately $17.0 million to $19.0 million for the year ending December 31, 2026, which is dependent upon the AUM growth on our respective platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2026 to be approximately $40.0 million, taking into consideration the retirement of our 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”).

Not included in the guidance above is approximately $0.9 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council, in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2026 to be approximately $8.0 million, based upon the magnitude of our forecasted interest earning assets and interest rates. It is anticipated our interest earning assets will decline in the second half of the year following the retirement of our 2026 Notes.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% for the year ending December 31, 2026, taking into consideration the current distribution of profits among our U.S. and European businesses.

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 152.0 million and 157.0 million during the year ending December 31, 2026. This guidance contemplates incremental shares associated with our Convertible Notes assuming a stock price approximating recent levels. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $11.04 per share for the 2026 Notes, $11.82 per share for the 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”) and $19.15 per share for the 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”).

Factors that May Impact our Future Financial Results

Our AUM is well diversified across products covering equity, commodities, fixed income, leveraged-and-inverse, cryptocurrency, currency, alternatives and private assets. As a result, our operating results are particularly exposed to investor sentiment toward investing in these products’ strategies and our ability to maintain AUM of these products, as well as the performance of these products.

Our revenues are also highly correlated to the level and relative mix of our AUM, as well as the fee rate associated with our products. Changes in product mix have led to a decline in our average advisory fee, which for the years ended December 31, 2023, 2024 and 2025 were 0.36%, 0.36% and 0.35%, respectively.

The chart below sets forth the asset mix of our products at December 31, 2023, 2024 and 2025:

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Year Ended December 31,
	2025	2024	2023
GLOBAL PRODUCTS ($ in millions)
Beginning of period assets	$109,779	$100,124	$81,993
Add: Digital assets—Jan. 1, 2025	32	—	—
Add: Assets acquired—Ceres Acquisition	1,812	—	—
Inflows/(outflows)	8,538	(348)	10,397
Market appreciation	24,363	10,003	7,734
End of period assets	$144,524	$109,779	$100,124
Average assets during the period	$126,313	$108,415	$92,868
Average ETP advisory fee during the period	0.35%	0.36%	0.36%
Total revenue yield	0.39%	0.39%	0.38%
Number of products-end of period	406	353	337
ETPs AND TOKENIZED PRODUCTS
U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$79,095	$72,486	$55,973
Inflows	1,404	1,399	10,795
Market appreciation	8,022	5,210	5,718
End of period assets	$88,521	$79,095	$72,486
Average assets during the period	$84,483	$78,588	$64,988
Number of ETFs—end of the period	86	78	76
EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$30,684	$27,638	$26,020
Inflows/(outflows)	6,361	(1,747)	(398)
Market appreciation	16,300	4,793	2,016
End of period assets	$53,345	$30,684	$27,638
Average assets during the period	$40,952	$29,827	$27,880
Number of ETPs—end of the period	300	275	261
DIGITAL ASSETS ($ in millions)
Beginning of period assets	$—	$—	$—
Add: Digital Assets—Jan. 1, 2025	32	—	—
Inflows	736	—	—
Market appreciation	1	—	—
End of period assets	$769	$—	$—
Average assets during the period	$424	$—	$—
Number of products—end of the period	19 (1)	—	—
PRIVATE ASSETS ($ in millions)
Beginning of period assets	$—	$—	$—
Add: Assets acquired—Ceres Acquisition	1,812	—	—
Inflows	37	—	—
Market appreciation	40	—	—
End of period assets	$1,889	$—	$—
Average assets during the period	$1,815	$—	$—
Number of products—end of the period	1	—	—
ETPs AND TOKENIZED PRODUCT CATEGORIES ($ in millions)
U.S. Equity
Beginning of period assets	$35,414	$29,156	$24,112
Add: Digital Assets—Jan. 1, 2025	9	—	—
Inflows	2,469	2,185	1,616
Market appreciation	3,536	4,073	3,428
End of period assets	$41,428	$35,414	$29,156
Average assets during the period	$38,386	$32,594	$25,722

	Year Ended December 31,
	2025	2024	2023
Commodity & Currency
Beginning of period assets	$21,906	$21,336	$22,097
Add: Digital Assets—Jan. 1, 2025	$1	$—	$—
Inflows/(outflows)	1,004	(3,141)	(1,774)
Market appreciation	14,069	3,711	1,013
End of period assets	$36,980	$21,906	$21,336
Average assets during the period	$27,967	$22,070	$22,843
International Developed Market Equity
Beginning of period assets	$17,602	$15,103	$10,195
Inflows	3,746	1,522	2,852
Market appreciation	4,268	977	2,056
End of period assets	$25,616	$17,602	$15,103
Average assets during the period	$21,260	$17,963	$12,824
Fixed Income
Beginning of period assets	$20,043	$21,197	$15,273
Add: Digital Assets—Jan. 1, 2025	21	—	—
Inflows/(outflows)	828	(1,062)	5,939
Market appreciation/(depreciation)	182	(92)	(15)
End of period assets	$21,074	$20,043	$21,197
Average assets during the period	$22,135	$20,973	$19,804
Emerging Market Equity
Beginning of period assets	$10,468	$10,726	$8,116
(Outflows)/inflows	(1,175)	(654)	1,678
Market appreciation	1,350	396	932
End of period assets	$10,643	$10,468	$10,726
Average assets during the period	$10,520	$11,460	$9,287
Leveraged & Inverse
Beginning of period assets	$1,924	$1,815	$1,754
Inflows/(outflows)	190	(66)	(5)
Market appreciation	1,161	175	66
End of period assets	$3,275	$1,924	$1,815
Average assets during the period	$2,571	$1,923	$1,813
Cryptocurrency
Beginning of period assets	$1,912	$414	$136
Add: Digital Assets—Jan. 1, 2025	1	—	—
Inflows	756	749	50
Market (depreciation)/appreciation	(427)	749	228
End of period assets	$2,242	$1,912	$414
Average assets during the period	$2,166	$997	$247
Alternatives
Beginning of period assets	$510	$377	$310
Inflows	683	119	41
Market appreciation	184	14	26
End of period assets	$1,377	$510	$377
Average assets during the period	$854	$435	$328

Headcount	360	313	303

Note: Previously issued statistics may be restated due to fund closures and trade adjustments

Source: WisdomTree

____________________________

(1) Includes 17 digital assets products, which were launched prior to January 1, 2025.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Selected Operating and Financial Information

	Year Ended December 31,			Percent
	2025	2024	Change	Change
AUM (in millions)
Average AUM	$126,313	$108,415	$17,898	16.5%
Operating Revenues (in thousands)
Advisory fees	$439,987	$395,362	$44,625	11.3%
Management fees	4,908	—	4,908	n/a
Performance fees	7,105	—	7,105	n/a
Other revenues	41,753	32,375	9,378	29.0%
Total revenues	$493,753	$427,737	$66,016	15.4%

Operating Revenues

Advisory fees

Advisory fee revenues increased 11.3% from $395.4 million during the year ended December 31, 2024 to $440.0 million during the year ended December 31, 2025 due to higher average AUM, partly offset by a lower average advisory fee. Our average advisory fee was 0.36% during the year ended December 31, 2024 and 0.35% during the year ended December 31, 2025.

Management fees

Management fees were $4.9 million during the year ended December 31, 2025 as a result of the Ceres Acquisition, which was completed in October 2025. We earn management fees in exchange for providing investment advisory and other management services to Ceres Farms.

Performance fees

Performance fees were $7.1 million during the year ended December 31, 2025 as a result of the Ceres Acquisition, which was completed in October 2025. We earn performance fees based on a specified percentage of Ceres Farms’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements.

Other revenues

Other revenues increased 29.0% from $32.4 million during the year ended December 31, 2024 to $41.8 million during the year ended December 31, 2025 due to higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Year Ended December 31,			Percent
(in thousands)	2025	2024	Change	Change
Compensation and benefits	$137,679	$121,281	$16,398	13.5%
Fund management and administration	89,149	83,963	5,186	6.2%
Marketing and advertising	20,544	20,532	12	0.1%
Sales and business development	16,357	14,817	1,540	10.4%
Professional fees	13,060	21,098	(8,038)	(38.1%)
Occupancy, communications and equipment	6,534	5,344	1,190	22.3%
Depreciation and amortization	3,778	1,752	2,026	115.6%
Third-party distribution fees	15,944	11,138	4,806	43.1%
Acquisition-related costs	4,693	—	4,693	n/a
Other	11,820	10,519	1,301	12.4%
Total operating expenses	$319,558	$290,444	$29,114	10.0%

	Year Ended December 31,
As a Percent of Revenues:	2025	2024
Compensation and benefits	27.8%	28.4%
Fund management and administration	18.1%	19.6%
Marketing and advertising	4.2%	4.8%
Sales and business development	3.3%	3.5%
Professional fees	2.6%	4.9%
Occupancy, communications and equipment	1.3%	1.2%
Depreciation and amortization	0.8%	0.4%
Third-party distribution fees	3.2%	2.6%
Acquisition-related costs	1.0%	—
Other	2.4%	2.5%
Total operating expenses	64.7%	67.9%

Compensation and benefits

Compensation and benefits expense increased 13.5% from $121.3 million during the year ended December 31, 2024 to $137.7 million during the year ended December 31, 2025 due to higher incentive compensation and increased headcount. Headcount was 313 and 360 at December 31, 2024 and 2025, respectively.

Fund management and administration

Fund management and administration expense increased 6.2% from $84.0 million during the year ended December 31, 2024 to $89.1 million during the year ended December 31, 2025 primarily due to higher average AUM. We had 78 U.S. listed ETFs, 275 European listed ETPs and 17 tokenized products at December 31, 2024 compared to 86 U.S. listed ETFs, 300 European listed ETPs, 19 tokenized products and one private assets product at December 31, 2025.

Marketing and advertising

Marketing and advertising expense was essentially unchanged from the year ended December 31, 2024.

Sales and business development

Sales and business development expense increased 10.4% from $14.8 million during the year ended December 31, 2024 to $16.4 million during the year ended December 31, 2025 primarily resulting from increases in travel and events spending.

Professional fees

Professional fees decreased 38.1% from $21.1 million during the year ended December 31, 2024 to $13.1 million during the year ended December 31, 2025 as the prior year included $5.0 million of expenses incurred in response to an activist campaign and $4.3 million of legal and other related expenses incurred in connection with the SEC ESG Settlement that were covered by insurance.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 22.3% from $5.3 million during the year ended December 31, 2024 to $6.5 million during the year ended December 31, 2025 due to higher equipment and communication expenses driven by increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 115.6% from $1.8 million during the year ended December 31, 2024 to $3.8 million during the year ended December 31, 2025 due to higher amortization of software development costs, as well as approximately $1.4 million of intangible asset amortization arising from the Ceres Acquisition.

Third-party distribution fees

Third-party distribution fees increased 43.1% from $11.1 million during the year ended December 31, 2024 to $15.9 million during the year ended December 31, 2025 due to our strong growth and AUM expansion across our distribution platforms.

Acquisition-related costs

During the year ended December 31, 2025, we recorded $4.7 million of acquisition-related costs incurred in connection with the Ceres Acquisition.

Other

Other expenses increased 12.4% from $10.5 million during the year ended December 31, 2024 to $11.8 million during the year ended December 31, 2025 primarily due to higher dues, subscriptions and other miscellaneous expenses.

Other Income/(Expenses)

	Year Ended December 31,			Percent
(in thousands)	2025	2024	Change	Change
Interest expense	$(30,420)	$(18,911)	$(11,509)	60.9%
Interest income	10,967	6,778	4,189	61.8%
Loss on extinguishment of convertible notes	(13,844)	(30,632)	16,788	(54.8%	)
Remeasurement of contingent consideration	(710)	—	(710)	n/a
Other gains, net	2,030	874	1,156	132.3%
Total other income/(expenses), net	$(31,977)	$(41,891)	$9,914	(23.7%	)

	Year Ended December 31,
As a Percent of Revenues:	2025		2024
Interest expense	(6.2%	)	(4.4%	)
Interest income	2.2%		1.6%
Loss on extinguishment of convertible notes	(2.8%	)	(7.2%	)
Remeasurement of contingent consideration	(0.1%	)	—
Other gains, net	0.4%		0.2%
Total other income/(expenses), net	(6.5%	)	(9.8%	)

Interest expense

Interest expense increased 60.9% from $18.9 million during the year ended December 31, 2024 to $30.4 million during the year ended December 31, 2025 due to a higher level of debt outstanding, inclusive of the 2030 Notes issued in August 2025 to facilitate the Ceres Acquisition, partly offset by a lower average interest rate.

Our effective interest rate on our outstanding Convertible Notes during the years ended December 31, 2024 and 2025 was 4.5% and 4.1%, respectively.

Interest income

Interest income increased 61.8% from $6.8 million during the year ended December 31, 2024 to $11.0 million during the year ended December 31, 2025 due to a higher level of interest-earning assets, including from temporarily investing proceeds received from the issuance of the 2030 Notes prior to completing the Ceres Acquisition.

Remeasurement of contingent consideration

Contingent consideration related to the Ceres Acquisition increased from $11.1 million on October 1, 2025 to $11.8 million at December 31, 2025 resulting in a $0.7 million loss on remeasurement recognized during the year ended December 31, 2025. See Note 11 to our Consolidated Financial Statements for additional information.

Other gains, net

Other gains, net were $0.9 million and $2.0 million during the years ended December 31, 2024 and 2025, respectively. The current year includes net gains on our financial instruments owned of $1.9 million and $1.2 million of foreign currency remeasurement losses on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for 2025 was 23.3%, resulting in an income tax expense of $33.1 million. Our tax rate differs from the federal statutory rate of 21.0% primarily due to a non-deductible loss on extinguishment of convertible notes and state and local income taxes. These items were partly offset by a reduction in the valuation allowance on capital losses and a lower tax rate on foreign earnings.

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

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Selected Operating and Financial Information

	Year Ended December 31,			Percent
	2024	2023	Change	Change
AUM (in millions)
Average AUM	$108,415	$92,867	$15,548	16.7%

Operating Revenues (in thousands)
Advisory fees	$395,362	$333,227	$62,135	18.6%
Other revenues	32,375	15,808	16,567	104.8%
Total revenues	$427,737	$349,035	$78,702	22.5%

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

Professional fees

Professional fees increased 11.2% from $19.0 million during the year ended December 31, 2023 to $21.1 million during the year ended December 31, 2024 due to $4.3 million of legal and other related expenses incurred in connection with the SEC ESG Settlement that were covered by insurance, partly offset by lower expenses incurred in response to an activist campaign.

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

Other Income/(Expenses)

	Year Ended December 31,			Percent
(in thousands)	2024	2023	Change	Change
Interest expense	$(18,911)	$(15,242)	$(3,669)	24.1%
Gain on revaluation/termination of deferred consideration—gold payments	—	61,953	(61,953)	n/a
Interest income	6,778	4,099	2,679	65.4%
Impairments	—	(7,942)	7,942	n/a
Loss on extinguishment of convertible notes	(30,632)	(9,721)	(20,911)	215.1%
Other gains/(losses), net	874	(1,631)	2,505	(153.6%	)
Total other income/(expenses), net	$(41,891)	$31,516	$(73,407)	(232.9%	)

	Year Ended December 31,
As a Percent of Revenues:	2024		2023
Interest expense	(4.4%	)	(4.4%	)
Gain on revaluation/termination of deferred consideration—gold payments	—		17.8%
Interest income	1.6%		1.2%
Impairments	—		(2.3%	)
Loss on extinguishment of convertible notes	(7.2%	)	(2.8%	)
Other gains/(losses), net	0.2%		(0.5%	)
Total other income/(expenses), net	(9.8%	)	9.0%

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

Other gains/(losses), net

Other gains/(losses), net were ($1.6) million and $0.9 million during the years ended December 31, 2023 and 2024, respectively. The year ended December 31, 2024 includes a $4.0 million civil money penalty in connection with the SEC ESG Settlement. Also included are net gains of $4.9 million and net losses of $1.1 million on our financial instruments owned and our investments, respectively. Gains and losses also generally arise from the sale of gold earned from advisory fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

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

Quarterly Results

The following tables set forth our unaudited consolidated quarterly statement of operations data, both in dollar amounts and as a percentage of total revenues, and our unaudited consolidated quarterly operating data for the quarters in 2025 and 2024. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Report and includes all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the consolidated financial statements and related notes included elsewhere in this Report. The results for any quarter are not necessarily indicative of results for any future period, and you should not rely on them as such.

(in thousands, except per share amounts)	Q4/25	Q3/25	Q2/25	Q1/25	Q4/24	Q3/24	Q2/24	Q1/24
Operating Revenues:
Advisory fees	$122,712	$114,485	$103,241	$99,549	$102,264	$101,659	$98,938	$92,501
Management fees	4,908	—	—	—	—	—	—	—
Performance fees	7,105	—	—	—	—	—	—	—
Other revenues	12,709	11,131	9,380	8,533	8,433	11,509	8,096	4,337
Total revenues	147,434	125,616	112,621	108,082	110,697	113,168	107,034	96,838
Operating Expenses:
Compensation and benefits	37,273	33,791	32,827	33,788	30,032	29,405	30,790	31,054
Fund management and administration	24,830	22,353	21,252	20,714	22,858	21,004	20,139	19,962
Marketing and advertising	5,613	4,788	5,330	4,813	6,117	4,897	5,110	4,408
Sales and business development	4,045	3,943	4,232	4,137	4,101	3,465	3,640	3,611
Professional fees	3,596	3,505	3,177	2,782	4,559	6,315	6,594	3,630
Occupancy, communications and equipment	1,892	1,601	1,559	1,482	1,423	1,397	1,314	1,210
Depreciation and amortization	2,043	615	580	540	504	447	418	383
Third-party distribution fees	4,772	3,977	4,083	3,112	3,161	2,983	2,687	2,307
Acquisition-related costs	317	2,409	1,967	—	—	—	—	—
Other	3,306	2,980	2,982	2,552	2,902	2,463	2,831	2,323
Total operating expenses	87,687	79,962	77,989	73,920	75,657	72,376	73,523	68,888
Operating income	59,747	45,654	34,632	34,162	35,040	40,792	33,511	27,950
Other Income/(Expenses):
Interest expense	(11,023)	(8,466)	(5,490)	(5,441)	(5,616)	(5,027)	(4,140)	(4,128)
Interest income	2,965	4,015	2,090	1,897	2,147	1,795	1,438	1,398
Loss on extinguishment of convertible notes	(833)	(13,011)	—	—	—	(30,632)	—	—
Remeasurement of contingent consideration	(710)	—	—	—	—	—	—	—
Other gains and losses, net	317	1,325	638	(250)	2,627	(3,062)	(1,283)	2,592
Income before income taxes	50,463	29,517	31,870	30,368	34,198	3,866	29,526	27,812
Income tax expense	10,437	9,816	7,093	5,739	6,890	8,351	7,767	5,701
Net income/(loss)	$40,026	$19,701	$24,777	$24,629	$27,308	$(4,485)	$21,759	$22,111
Earnings/(loss) per share—basic	$0.29	$0.14	$0.17	$0.17	$0.19	$(0.13)	$0.13	$0.14
Earnings/(loss) per share—diluted	$0.28	$0.13	$0.17	$0.17	$0.18	$(0.13)	$0.13	$0.13
Dividends per common share	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03	$0.03

	Q4/25		Q3/25		Q2/25		Q1/25		Q4/24		Q3/24		Q2/24		Q1/24
Percent of Total Revenues
Operating Revenues
Advisory fees	83.3%		91.1%		91.7%		92.1%		92.4%		89.8%		92.4%		95.5%
Management fees	3.3%		—		—		—		—		—		—		—
Performance fees	4.8%		—		—		—		—		—		—		—
Other revenues	8.6%		8.9%		8.3%		7.9%		7.6%		10.2%		7.6%		4.5%
Total revenues	100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%		100.0%
Operating Expenses
Compensation and benefits	25.5%		26.9%		29.2%		31.1%		27.1%		26.0%		28.8%		32.1%
Fund management and administration	16.8%		17.8%		18.9%		19.2%		20.6%		18.6%		18.8%		20.6%
Marketing and advertising	3.8%		3.8%		4.7%		4.5%		5.5%		4.3%		4.8%		4.6%
Sales and business development	2.7%		3.1%		3.8%		3.8%		3.7%		3.1%		3.4%		3.7%
Professional fees	2.4%		2.8%		2.8%		2.6%		4.1%		5.6%		6.2%		3.7%
Occupancy, communications and equipment	1.3%		1.3%		1.4%		1.4%		1.3%		1.2%		1.2%		1.2%
Depreciation and amortization	1.4%		0.5%		0.5%		0.5%		0.5%		0.4%		0.4%		0.4%
Third-party distribution fees	3.2%		3.2%		3.6%		2.9%		2.9%		2.6%		2.5%		2.4%
Acquisition-related costs	0.2%		1.9%		1.7%		—		—		—		—		—
Other	2.2%		2.4%		2.6%		2.4%		2.6%		2.2%		2.6%		2.4%
Total operating expenses	59.5%		63.7%		69.2%		68.4%		68.3%		64.0%		68.7%		71.1%
Operating income	40.5%		36.3%		30.8%		31.6%		31.7%		36.0%		31.3%		28.9%
Other Income/(Expenses)
Interest expense	(7.4%	)	(6.7%	)	(5.0%	)	(5.1%	)	(5.1%	)	(4.4%	)	(3.8%	)	(4.2%	)
Interest income	2.0%		3.2%		1.9%		1.8%		1.9%		1.6%		1.3%		1.4%
Loss on extinguishment of convertible notes	(0.6%	)	(10.4%	)	—		—		—		(27.1%	)	—		—
Remeasurement of contingent consideration	(0.5%	)	—		—		—		—		—		—		—
Other gains and losses, net	0.2%		1.1%		0.6%		(0.2%	)	2.4%		(2.7%	)	(1.2%	)	2.7%
Income before income taxes	34.2%		23.5%		28.3%		28.1%		30.9%		3.4%		27.6%		28.7%
Income tax expense	7.1%		7.8%		6.3%		5.3%		6.2%		7.4%		7.3%		5.9%
Net income/(loss)	27.1%		15.7%		22.0%		22.8%		24.7%		(4.0%	)	20.3%		22.8%

Operating Statistics

	Q4/25	Q3/25	Q2/25	Q1/25	Q4/24	Q3/24	Q2/24	Q1/24
GLOBAL PRODUCTS ($ in millions)
Beginning of period assets	$137,175	$126,070	$115,787	$109,779	$112,577	$109,686	$107,230	$100,124
Add: Digital assets—Jan. 1, 2025	—	—	—	32	—	—	—	—
Add: Assets acquired—Ceres Acquisition	1,812	—	—	—	—	—	—	—
(Outflows)/inflows	(283)	2,240	3,529	3,052	(281)	(2,395)	340	1,988
Market appreciation/(depreciation)	5,820	8,865	6,754	2,924	(2,517)	5,286	2,116	5,118
End of period assets	$144,524	$137,175	$126,070	$115,787	$109,779	$112,577	$109,686	$107,230
Average assets during the period	$140,685	$130,760	$119,185	$114,622	$112,349	$110,369	$108,479	$102,461
Average ETP advisory fee during the period	0.35%	0.35%	0.35%	0.35%	0.36%	0.37%	0.37%	0.36%
Total revenue yield	0.42%	0.38%	0.38%	0.38%	0.39%	0.41%	0.40%	0.38%
Number of products-end of period	406	397	383	375 (1)	353	352	350	338
ETPs AND TOKENIZED PRODUCTS
U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$88,293	$85,179	$80,531	$79,095	$81,267	$79,722	$78,087	$72,486
(Outflows)/inflows	(1,108)	(445)	1,110	1,847	(40)	(1,650)	1,106	1,983
Market appreciation/(depreciation)	1,336	3,559	3,538	(411)	(2,132)	3,195	529	3,618
End of period assets	$88,521	$88,293	$85,179	$80,531	$79,095	$81,267	$79,722	$78,087
Average assets during the period	$88,074	$87,205	$81,525	$81,127	$80,661	$80,335	$78,523	$74,831
Number of ETFs—end of the period	86	84	81	78	78	78	78	77
EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$48,290	$40,541	$35,124	$30,684	$31,310	$29,964	$29,143	$27,638
Inflows/(outflows)	609	2,447	2,201	1,104	(241)	(745)	(766)	5
Market appreciation/(depreciation)	4,446	5,302	3,216	3,336	(385)	2,091	1,587	1,500
End of period assets	$53,345	$48,290	$40,541	$35,124	$30,684	$31,310	$29,964	$29,143
Average assets during the period	$50,102	$42,853	$37,439	$33,415	$31,688	$30,034	$29,956	$27,630
Number of ETPs—end of the period	300	295	285	280	275	274	272	261
DIGITAL ASSETS ($ in millions)
Beginning of period assets	$592	$350	$132	$—	$—	$—	$—	$—
Add: Digital Assets—Jan. 1, 2025	—	—	—	32	—	—	—	—
Inflows	179	238	218	101	—	—	—	—
Market (depreciation)/appreciation	(2)	4	—	(1)	—	—	—	—
End of period assets	$769	$592	$350	$132	$—	$—	$—	$—
Average assets during the period	$694	$702	$221	$80	$—	$—	$—	$—
Number of products—end of the period	19	18	17	17	—	—	—	—
PRIVATE ASSETS ($ in millions)
Beginning of period assets	$—	$—	$—	$—	$—	$—	$—	$—
Add: Assets acquired—Ceres Acquisition	1,812	—	—	—	—	—	—	—
Inflows	37	—	—	—	—	—	—	—
Market appreciation	40	—	—	—	—	—	—	—
End of period assets	$1,889	$—	$—	$—	$—	$—	$—	$—
Average assets during the period	$1,815	$—	$—	$—	$—	$—	$—	$—
Number of products—end of the period	1	—	—	—	—	—	—	—
PRODUCT CATEGORIES ($ in millions)
U.S. Equity
Beginning of period assets	$40,977	$38,617	$35,628	$35,414	$34,643	$31,834	$31,670	$29,156
Add: Digital Assets—Jan. 1, 2025	—	—	—	9	—	—	—	—
Inflows	191	32	1,284	962	1,100	328	221	536
Market appreciation/(depreciation)	260	2,328	1,705	(757)	(329)	2,481	(57)	1,978
End of period assets	$41,428	$40,977	$38,617	$35,628	$35,414	$34,643	$31,834	$31,670
Average assets during the period	$41,163	$40,024	$36,080	$36,281	$35,714	$33,175	$31,339	$30,154
Commodity & Currency
Beginning of period assets	$31,705	$26,696	$25,487	$21,906	$23,034	$21,987	$21,944	$21,336
Add: Digital Assets—Jan. 1, 2025	—	—	—	1	—	—	—	—
Inflows/(outflows)	177	1,096	(110)	(159)	(441)	(741)	(1,499)	(460)
Market appreciation/(depreciation)	5,098	3,913	1,319	3,739	(687)	1,788	1,542	1,068
End of period assets	$36,980	$31,705	$26,696	$25,487	$21,906	$23,034	$21,987	$21,944
Average assets during the period	$33,824	$28,162	$25,888	$23,993	$22,989	$22,016	$22,437	$20,837
International Developed Market Equity
Beginning of period assets	$23,893	$21,725	$18,178	$17,602	$18,075	$19,385	$18,103	$15,103
Inflows/(outflows)	1,146	477	1,649	474	63	(1,391)	1,253	1,597
Market appreciation/(depreciation)	577	1,691	1,898	102	(536)	81	29	1,403
End of period assets	$25,616	$23,893	$21,725	$18,178	$17,602	$18,075	$19,385	$18,103
Average assets during the period	$24,708	$22,481	$19,577	$18,275	$17,716	$18,636	$18,809	$16,691

	Q4/25	Q3/25	Q2/25	Q1/25	Q4/24	Q3/24	Q2/24	Q1/24
Fixed Income
Beginning of period assets	$22,509	$22,543	$22,230	$20,043	$20,767	$21,430	$21,218	$21,197
Add: Digital Assets—Jan. 1, 2025	—	—	—	21	—	—	—	—
(Outflows)/inflows	(1,355)	(58)	148	2,093	(387)	(897)	236	(14)
Market (depreciation)/appreciation	(80)	24	165	73	(337)	234	(24)	35
End of period assets	$21,074	$22,509	$22,543	$22,230	$20,043	$20,767	$21,430	$21,218
Average assets during the period	$21,422	$23,128	$22,526	$21,464	$20,398	$21,135	$21,277	$21,082
Emerging Market Equity
Beginning of period assets	$10,855	$10,957	$9,985	$10,468	$12,452	$11,875	$11,189	$10,726
(Outflows)/inflows	(508)	(250)	28	(445)	(908)	(20)	57	217
Market appreciation/(depreciation)	296	148	944	(38)	(1,076)	597	629	246
End of period assets	$10,643	$10,855	$10,957	$9,985	$10,468	$12,452	$11,875	$11,189
Average assets during the period	$10,839	$10,874	$10,295	$10,072	$11,407	12,083	$11,448	$10,900
Leveraged & Inverse
Beginning of period assets	$2,913	$2,631	$2,133	$1,924	$2,082	$1,922	$1,828	$1,815
(Outflows)/inflows	(15)	(52)	141	116	(69)	71	(18)	(50)
Market appreciation/(depreciation)	377	334	357	93	(89)	89	112	63
End of period assets	$3,275	$2,913	$2,631	$2,133	$1,924	$2,082	$1,922	$1,828
Average assets during the period	$3,097	$2,750	$2,354	$2,083	$2,032	$1,962	$1,905	$1,792
Cryptocurrency
Beginning of period assets	$3,168	$2,087	$1,553	$1,912	$1,054	$838	$874	$414
Add: Digital Assets—Jan. 1, 2025	—	—	—	1	—	—	—	—
(Outflows)/inflows	(117)	764	198	(89)	315	201	75	158
Market (depreciation)/appreciation	(809)	317	336	(271)	543	15	(111)	302
End of period assets	$2,242	$3,168	$2,087	$1,553	$1,912	$1,054	$838	$874
Average assets during the period	$2,550	$2,412	$1,800	$1,900	$1,599	$917	$856	$614
Alternatives
Beginning of period assets	$1,155	$814	$593	$510	$470	$415	$404	$377
Inflows	161	231	191	100	46	54	15	4
Market appreciation/(depreciation)	61	110	30	(17)	(6)	1	(4)	23
End of period assets	$1,377	$1,155	$814	$593	$510	$470	$415	$404
Average assets during the period	$1,267	$929	$665	$554	$494	$445	$408	$391
Headcount	360	338	321	315	313	314	304	300

_____________________________

(1)	Includes 17 digital assets products, which were launched prior to January 1, 2025.

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

Adjusted Net Income and Diluted Earnings per Share.

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

•	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
•	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. Beginning in the second quarter of 2025, we began excluding remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
•	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
•	Amortization of intangible assets and remeasurement of contingent consideration arising from our acquisition of Ceres Partners, LLC: On October 1, 2025, we completed the Ceres Acquisition for aggregate consideration consisting of (i) $275 million in cash payable at closing, subject to customary post-closing adjustments and (ii) contingent consideration of up to $225 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenues of 12% to 22% during the measurement period of January 1, 2025 through December 31, 2029. GAAP requires contingent consideration to be re-measured each reporting period with changes in fair value reported in net income. In addition, a portion of the consideration totaling $143.5 million was allocated to intangible assets, which is amortized over 25 years. We exclude changes in fair value of contingent consideration and amortization of intangible assets arising from the Ceres Acquisition when calculating our non-GAAP financial measurements as these items are not core to our operating business.
•	Other items: Losses on extinguishment of convertible notes, acquisition-related costs, changes in deferred tax asset valuation allowance, imputed interest on our payable to GBH, gains and losses recognized on our investments, a civil money penalty in connection with the SEC ESG Settlement, expenses incurred in response to an activist campaign, gain on revaluation/termination of deferred consideration, impairments, remeasurement of contingent consideration payable to us from the sale of our former Canadian ETF business and litigation expenses associated with certain provisions of our Stockholder Rights Agreement, dated as of March 17, 2023, as amended, are excluded when calculating our non-GAAP financial measurements.

	Years Ended December 31,
Adjusted Net Income and Diluted Earnings per Share:	2025	2024	2023
Net income, as reported	$109,133	$66,693	$102,546
Add back: Loss on extinguishment of convertible notes, net of income taxes	13,268	29,410	9,623
Add back: Acquisition-related costs, net of income taxes	3,553	—	—
Deduct: Tax windfalls upon vesting and exercise of stock-based compensation awards	(2,163)	(764)	(176)
(Deduct)/add back: (Decrease)/increase in deferred tax valuation allowance on capital losses	(1,690)	(903)	2,113
(Deduct)/add back: (Gains)/Losses on financial instruments owned, at fair value, net of income taxes	(1,441)	(3,671)	392
Add back: Imputed interest on payable to GBH, net of income taxes	1,347	1,996	224
Add back: Amortization of intangible assets arising from the Ceres Acquisition, net of income taxes	1,086	—	—
Add back: Foreign currency remeasurement losses on U.S. dollar balances, net of income taxes	995	—	—
Add back: Increase in fair value of contingent consideration, net of income taxes	538	—	—
(Deduct)/add back: (Gains)/losses recognized on investments, net of income taxes	(38)	858	607
Add back: Civil money penalty in connection with SEC ESG Settlement	—	4,000	—
Add back: Expenses incurred in response to an activist campaign, net of income taxes	—	3,760	4,452
Deduct: Gain on revaluation/termination of deferred consideration	—	—	(61,953)
Add back: Impairments, net of income taxes	—	—	6,013
Deduct: Gain recognized from the sale of Canadian ETF business, including remeasurement of contingent consideration	—	—	(1,477)
Add back: Litigation expenses associated with certain provisions of the Stockholder Rights Agreement, net of income taxes	—	—	367
Adjusted net income	$124,588	$101,379	$62,731
Deduct: Income distributed to participating securities	—	(1,406)	(2,770)
Deduct: Undistributed income allocable to participating securities	(31)	(5,069)	(5,868)
Adjusted net income available to common stockholders	$124,557	$94,904	$54,093
Weighted average diluted shares, excluding participating securities (See Note 20 to our Consolidated Financial Statements)	144,891	149,253	147,827
Adjusted earnings per share—diluted	$0.86	$0.64	$0.37

During the year ended December 31, 2025, we recognized an excise tax of $0.7 million on stock repurchases. During the years ended December 31, 2024 and 2023, we recognized a loss of $13.2 million (which includes an excise tax of $1.8 million) and a gain of $8.0 million, respectively, related to the repurchase of the Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) and the Series C Preferred Stock. These items are excluded from net income, but are required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share under U.S. GAAP.

Liquidity and Capital Resources

The following table summarizes key information regarding our liquidity, capital resources and use of capital to fund our operations:

	December 31, 2025	December 31, 2024
Balance Sheet Data (in thousands):
Cash and cash equivalents	$311,732	$181,191
Financial instruments owned, at fair value	107,117	85,439
Accounts receivable	64,452	44,866
Total: Liquid assets	483,301	311,702
Less: Total current liabilities	(282,056)	(109,197)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(19,327)	(20,866)
Less: Regulatory capital requirements	(38,861)	(39,423)
Total: Available liquidity	$143,057	$142,216

	Year Ended December 31,
	2025	2024	2023
Cash Flow Data (in thousands):
Operating cash flows	$147,946	$113,461	$85,600
Investing cash flows	(313,033)	(23,875)	82,049
Financing cash flows	289,788	(36,000)	(171,636)
Foreign exchange rate effect	5,840	(1,700)	1,191
Increase/(decrease) in cash and cash equivalents	$130,541	$51,886	$(2,796)

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

Cash, cash equivalents and restricted cash increased $130.5 million during the year ended December 31, 2025 due to $475.0 million of proceeds from the issuance of the 2030 Notes, $147.9 million of net cash provided by operating activities, $12.6 million of proceeds from the sale of financial instruments owned, at fair value and $5.6 million from other activities. These increases were partly offset by $270.3 million paid for the Ceres Acquisition, $102.7 million used to repurchase our common stock, $39.3 million used to repurchase our 2028 Notes, $32 million used to purchase financial instruments owned, at fair value, $20.1 million used to purchase investments, $17.3 million used to pay dividends, $14.8 million paid to GBH, $11.1 million used to pay convertible notes issuance costs and $3.0 million used to pay for software development.

Cash, cash equivalents and restricted cash increased $51.9 million during the year ended December 31, 2024 due to $345.0 million of proceeds from the issuance of the 2029 Notes, $113.5 million of net cash provided by operating activities and $48.1 million of proceeds from the sale of financial instruments owned, at fair value. These increases were partially offset by $143.8 million used to repurchase the Series A Preferred Stock, $132.7 million to repurchase a portion of our 2028 Notes, $69.4 million used to purchase financial instruments owned, at fair value, $62.9 million used to repurchase our common stock, $19.0 million used to pay dividends, $14.8 million paid to GBH, $7.7 million used to pay convertible notes issuance costs, $2.3 million used to pay for software development and $2.1 million used in other activities.

Cash, cash equivalents and restricted cash decreased $2.8 million during the year ended December 31, 2023 due to $184.3 million used to repurchase and settle our 4.25% Convertible Senior Notes due 2023, $57.4 million used to purchase financial instruments owned, at fair value, $50.0 million used to terminate our deferred consideration—gold payments obligation, $40.0 million used to repurchase our Series C Preferred Stock, $20.1 million used to pay dividends on our common stock, $11.2 million used to purchase investments, $3.6 million used to repurchase our common stock, $3.5 million used to pay issuance costs in respect of our 2028 Notes, $2.1 million used for software development and $1.2 million used in other activities. These decreases were partly offset by $130.0 million of proceeds from the issuance of our 2028 Notes, $123.6 million of proceeds from the sale of financial instruments owned, at fair value, $85.6 million of net cash provided by operating activities, $28.8 million of proceeds from the exit from our investment in Securrency, Inc. in connection with the sale of Securrency, Inc. to an unaffiliated third party, $1.5 million from receipt of contingent consideration related to the sale of our Canadian ETF business, and $1.1 million from other activities.

Convertible Notes

We have the following convertible notes outstanding as of December 31, 2025:

•	$150.0 million in aggregate principal amount of the 2026 Notes;
•	$345.0 million in aggregate principal amount the 2029 Notes; and
•	$475.0 million in aggregate principal amount of the 2030 Notes.

Each class of notes was issued pursuant to indentures dated as of the issuance dates between us and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2030 Notes, we repurchased $24.0 million in aggregate principal amount of our 2028 Notes. As a result of this repurchase, we recognized a loss on extinguishment of $13.0 million during the year ended December 31, 2025. Additionally, on November 25, 2025, we redeemed the remaining $1.8 million in aggregate principal amount of the 2028 Notes, resulting in a loss on extinguishment of $0.8 million.

As of December 31, 2025, we had an aggregate principal amount of $970.0 million outstanding of the 2026 Notes, the 2029 Notes and the 2030 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2029 Notes	2030 Notes
Principal outstanding	$150.0	$345.0	$475.0
Issuance date	June 14, 2021	August 13, 2024	August 14, 2025
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2029	August 15, 2030
Interest rate	3.25%	3.25%	4.625%
Initial conversion price	$11.04	$11.82	$19.15
Initial conversion rate	90.5797	84.5934	52.2071
Redemption price	$14.35	$15.37	$24.90
•	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes and the 2029 Notes and on June 15 and December 15 of each year for the 2026 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030, May 15, 2029 and March 15, 2026 for the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030, May 15, 2029 and March 15, 2026 in respect of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of common stock.
•	Redemption price: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2027, August 20, 2026 and June 20, 2023 in respect of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, and on or prior to the 45th scheduled trading day with respect to the 2030 Notes and the 55th scheduled trading day with respect to the 2029 Notes and the 2026 Notes immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares, 103.6269 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively (the equivalent of 93,448,048 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at December 31, 2025 was approximately $38.9 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the year ended December 31, 2025, we repurchased 8,096,862 shares of our common stock under the repurchase program for an aggregate cost of $102.7 million. Currently, $250.0 million remains under this program for future purchases. In addition, on August 13, 2024, we repurchased all of our then-outstanding Series A Preferred Stock, which was convertible into 14,750,000 shares of our common stock, from ETFS Capital for aggregate cash consideration of approximately $143.8 million.

Contractual Obligations

Convertible Notes

We currently have $970.0 million in aggregate principal amount of Convertible Notes outstanding, of which $150.0 million, $345.0 million and $475 million are scheduled to mature on June 15, 2026, August 15, 2029 and August 15, 2030, in respect of the 2026 Notes, the 2029 Notes and the 2030 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

Contingent Consideration

Pursuant to the Ceres Purchase Agreement, up to $225.0 million of additional consideration is payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029, as follows:

•	If the revenue CAGR for the earnout period is equal to or less than 12%, then the aggregate amount of the earnout consideration will be $0;
•

If the revenue CAGR for the earnout period is greater than 12% but less than 22%, then the aggregate amount of the earnout consideration will be pro-rated using straight-line interpolation between $0 and $225.0 million; and

•	If the revenue CAGR for the earnout period is equal to or greater than 22%, then the aggregate amount of the earnout consideration will be $225.0 million.

We have determined that the earnout should be classified as contingent consideration as (i) continuing employment is not a condition for payment (except as described below), (ii) non-employee sellers are entitled to similar payments based upon their relative ownership percentages and (iii) the payment formula described above is tied to the valuation of the acquired business. Under ASC 805, contingent consideration must be recognized at the acquisition date as part of the consideration transferred for the acquired business.

In connection with the Ceres Acquisition, the sellers established a retention bonus plan for certain Ceres employees pursuant to which the greater of $3.05 million or 10% of any earnout consideration in excess of $50.0 million will be forfeited by the sellers and paid to participating employees, contingent upon continued employment through earnout payment date. Any amounts forfeited due to employee attrition revert to the sellers. This compensation will be recognized over the service period with an equal and offsetting receivable from the sellers.

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

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we have paid GBH $69.6 million to date, with the remainder of the purchase price payable on the third anniversary of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $3.3 million at December 31, 2025. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 13 to our Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing or other arrangements and have neither created nor are party to any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.

Critical Accounting Policies and Estimates

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by us to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business and are remeasured to fair value each reporting period. The excess of the fair value of purchase price over the fair values of the identifiable assets, intangible assets and liabilities is recorded as goodwill.

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

We test goodwill for impairment at the reporting unit level and have determined that we have a single reporting unit, consistent with our single operating segment. Goodwill is assessed for impairment annually on November 30th. When performing our goodwill impairment test, we consider a qualitative assessment, when appropriate, and the market approach and our market capitalization when determining the fair value of the reporting unit. The results of our most recent analysis indicated no impairment based upon a quantitative assessment.

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

We earn management fees in exchange for Ceres providing investment advisory and other management services to Ceres Farms. Management fees are generally calculated as a stated percentage of members’ capital account balances as of the last day of each calendar quarter, subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter. Management fees are recognized as revenue over time, as the performance obligation is satisfied.

We earn performance fees based on a specified percentage of Ceres Farms’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to clawback or reversal under the governing agreements.

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

Market Risk

Market risk to us generally represents the risk of changes in the value of our products that results from fluctuations in securities or commodity prices, the value of underlying real assets (including farmland), foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all our revenues are derived from advisory agreements for the WisdomTree ETPs and other managed investment vehicles, including those acquired through the Ceres Acquisition. Under these agreements, the advisory fee we receive is based on the average market value of the assets in the WisdomTree ETP portfolios we manage and, in the case of other managed investment vehicles, on investors’ capital account balances, which are influenced by the value of the underlying farmland assets.

Fluctuations in the value of the ETPs are common and are generated by numerous factors such as market volatility, the global economy, inflation, changes in investor strategies and sentiment, availability of alternative investment vehicles, domestic and foreign government regulations, emerging markets developments and others. With respect to farmland-focused investment products, changes in farmland values may be driven by factors such as agricultural commodity prices, farm income, interest rates, inflation expectations, land supply and demand dynamics, climate and weather conditions, and government agricultural and environmental policies. Accordingly, changes in any one or a combination of these factors may reduce the value of investment securities or real assets and, in turn, the underlying AUM or investors’ capital account balances on which our revenues are earned. These declines may cause investors to withdraw funds from our products in favor of investments that they perceive as offering greater opportunity or lower risk, thereby compounding the impact on our revenues. We believe challenging and volatile market conditions will continue to be present in the foreseeable future.

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $134.0 million and $268.2 million as of December 31, 2024 and 2025, respectively. During the years ended December 31, 2024 and 2025, we recognized losses on these financial instruments of $4.9 million and $2.0 million, respectively, and any losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2026 Notes and the 2029 Notes and 4.625% for the 2030 Notes, respectively. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the Ceres Acquisition, which was completed on October 1, 2025 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control over Financial Reporting

Notwithstanding the Ceres Acquisition, during the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Ceres, which the Company acquired on October 1, 2025, as discussed in Note 3 to the Consolidated Financial Statements. The Company has included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. As of the date of this Report, we are in the process of completing the integration of the Ceres Acquisition into our overall internal control over financial reporting, and have deferred our assessment of the internal control over financial reporting related to the Ceres Acquisition, which for the year ended December 31, 2025 constituted 1.2% and 0.6% of total assets and net assets, respectively, at December 31, 2025, and 2.4% and 5.0% of revenues and net income, respectively, for the year then ended.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

10b5-1 Trading Arrangements

On November 24, 2025, R. Jarrett Lilien, our President and Chief Operating Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 under the Exchange Act. Under the terms of the plan, Mr. Lilien will sell up to an aggregate of 120,000 shares of our common stock, subject to certain price limitations set forth in the plan. The plan will terminate on November 27, 2026. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the required cooling off period.

During the three months ended December 31, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 401 of Regulation S-K regarding directors and officers will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A for our 2026 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, or in an amendment to this Form 10-K, and is incorporated herein by reference.

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

We have adopted an insider trading policy that governs the purchase, sale and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, with regard to our Company trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

None.

WISDOMTREE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WisdomTree, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

ETFS Indefinite-Lived Intangible Assets – Assessment of Carrying Value

Description of the Matter

At December 31, 2025, the Company held indefinite-lived intangible assets related to the right to manage assets under management through customary advisory agreements, which have no expiration date, in connection with the ETFS acquisition, with an aggregate carrying value of $601,247,000. As described in Notes 2 and 23 to the consolidated financial statements, these assets were assessed for impairment based upon a quantitative test. Indefinite-lived intangible assets are impaired if their estimated fair values are less than their carrying values. The Company determined the fair value of its ETFS intangible assets using an income approach (discounted cash flow analysis) with significant unobservable inputs that included the weighted average cost of capital.

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

Valuation of intangible asset related to the customary advisory agreement and the contingent consideration liability related to the acquisition of Ceres Partners, LLC

Description of the Matter

As disclosed in Notes 1, 3, 11 and 23 to the consolidated financial statements, on October 1, 2025, the Company completed the acquisition of Ceres Partners, LLC (the “Ceres Acquisition”) for aggregate consideration of (i) $275,000,000 in cash subject to customary post-closing adjustments, and (ii) earnout consideration of up to $225,000,000 payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenue of 12% to 22% during the earnout measurement period. The transaction was accounted for under the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. As part of acquisition accounting, the Company recognized $135,000,000 in intangible assets related to a customary advisory agreement and a $11,100,000 contingent consideration liability, which is remeasured at fair value each reporting period with changes recorded in earnings.

Auditing the valuation of the customary advisory agreement intangible asset and the contingent consideration liability was complex and required the involvement of specialists because the fair value measurements were highly sensitive to forward looking assumptions which involve significant judgment, rely on unobservable inputs, and could be affected by future economic and market conditions. The customary advisory agreement was valued using the multi period excess earnings method, which relies upon significant unobservable inputs including long-term revenue growth rate and discount rate. The contingent consideration utilized a Monte Carlo simulation model to estimate fair value. This method relied upon significant unobservable inputs including revenue volatility and discount rate.

How We Addressed the Matter in Our Audit

We obtained an understanding of, evaluated the design of, and tested the operating effectiveness of controls over the Company’s valuation process. This included testing management’s review controls over the valuation methodologies, significant unobservable inputs described above, and completeness and accuracy of the data inputs used in the valuation models.

To test the customary advisory agreement and contingent consideration fair value, our audit procedures included, among others, evaluating the methodology used, the significant unobservable inputs discussed above and the underlying data used by the Company. We read the executed purchase and sale agreement and other relevant transaction documents. We also involved our valuation specialists to assist in evaluating the Company’s valuation methodologies, as well as the significant unobservable inputs used. For the customary advisory agreement, this included assessing the reasonableness of the long-term revenue growth rate and discount rate. For contingent consideration this included assessing the reasonableness of the revenue volatility and discount rate. The audit team, in conjunction with our specialists, compared these significant unobservable inputs in both models to historical performance of the acquired business, industry trends, macroeconomic conditions, and other available market data. We tested the completeness and accuracy of the data used in the valuation models, evaluated the mathematical accuracy of the models, and developed independent valuation ranges to assess the reasonableness of the Company’s recorded amounts. In addition, we performed sensitivity analyses to evaluate how changes in significant unobservable inputs would affect the fair value measurements and agreed certain key inputs to underlying documentation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

New York, New York

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of WisdomTree, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited WisdomTree, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, WisdomTree, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ceres Partners, LLC, which is included in the 2025 consolidated financial statements of the Company and constituted 1.2% and 0.6% of total and net assets, respectively, as of December 31, 2025 and 2.4% and 5.0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Ceres Partners, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 25, 2026

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash, cash equivalents and restricted cash (including $145,242 and $11,282 invested in WisdomTree Treasury Money Market Digital Fund at December 31, 2025 and 2024, respectively)	$311,732	$181,191
Financial instruments owned, at fair value (including $99,480 and $78,540 invested in WisdomTree products at December 31, 2025 and 2024, respectively)	107,117	85,439
Accounts receivable (including $55,432 and $34,959 due from related parties at December 31, 2025 and 2024, respectively)	64,452	44,866
Prepaid expenses	7,338	5,340
Other current assets	1,723	1,542
Total current assets	492,362	318,378
Fixed assets, net	431	336
Deferred tax assets, net	9,803	11,656
Investments (Note 7)	29,075	8,922
Right of use assets—operating leases (Note 13)	2,764	880
Goodwill (Note 23)	228,624	86,841
Intangible assets, net (Note 23)	748,957	605,896
Other noncurrent assets	925	631
Total assets	$1,512,941	$1,033,540
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current	$149,604	$—
Compensation and benefits payable	52,435	39,701
Fund management and administration payable	29,448	31,135
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 12)	13,940	14,804
Operating lease liabilities—current (Note 13)	1,614	709
Income taxes payable	2,295	724
Accounts payable and other liabilities	32,720	22,124
Total current liabilities	282,056	109,197
Convertible notes—long term (Note 10)	804,203	512,033
Contingent consideration	11,844	—
Operating lease liabilities—long term (Note 13)	1,166	171
Payable to GBH (Note 12)	—	12,159
Total liabilities	1,099,269	633,560
Contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 140,713 and 146,102 at December 31, 2025 and 2024, respectively	1,407	1,461
Additional paid-in capital	189,244	270,303
Accumulated other comprehensive income/(loss)	2,227	(1,607)
Retained earnings	220,794	129,823
Total stockholders’ equity	413,672	399,980
Total liabilities and stockholders’ equity	$1,512,941	$1,033,540

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2025	2024	2023
Operating Revenues:
Advisory fees	$439,987	$395,362	$333,227
Management fees	4,908	—	—
Performance fees	7,105	—	—
Other revenues	41,753	32,375	15,808
Total revenues	493,753	427,737	349,035
Operating Expenses:
Compensation and benefits	137,679	121,281	109,532
Fund management and administration	89,149	83,963	71,348
Marketing and advertising	20,544	20,532	17,256
Sales and business development	16,357	14,817	13,584
Contractual gold payments (Note 9)	—	—	6,069
Professional fees	13,060	21,098	18,969
Occupancy, communications and equipment	6,534	5,344	4,684
Depreciation and amortization	3,778	1,752	872
Third-party distribution fees	15,944	11,138	9,377
Acquisition-related costs	4,693	—	—
Other	11,820	10,519	9,852
Total operating expenses	319,558	290,444	261,543
Operating income	174,195	137,293	87,492
Other Income/(Expenses):
Interest expense	(30,420)	(18,911)	(15,242)
Gain on revaluation/termination of deferred consideration—gold payments (Note 9)	—	—	61,953
Interest income	10,967	6,778	4,099
Impairments (Note 24)	—	—	(7,942)
Loss on extinguishment of convertible notes (Note 10)	(13,844)	(30,632)	(9,721)
Remeasurement of contingent consideration	(710)	—	—
Other gains/(losses), net	2,030	874	(1,631)
Income before income taxes	142,218	95,402	119,008
Income tax expense	33,085	28,709	16,462
Net income	$109,133	$66,693	$102,546
Earnings per share—basic	$0.77	$0.34	$0.66
Earnings per share—diluted	$0.75	$0.33	$0.64
Weighted-average common shares—basic	140,376	144,630	144,707
Weighted-average common shares—diluted	144,939	158,844	170,413
Cash dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$109,133	$66,693	$102,546
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	3,834	(1,059)	872
Other comprehensive income/(loss)	3,834	(1,059)	872
Comprehensive income	$112,967	$65,634	$103,418

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

	Series C Preferred Stock		Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2023	—	—	146,517	$1,465	$291,847	$(1,420)	$13,719	$305,611
Restricted stock issued and vesting of restricted stock units, net	—	—	3,412	34	(34)	—	—	—
Shares issued in connection with convertible notes that matured on June 15, 2023	—	—	1,037	10	35	—	—	45
Shares issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	13	—	—	—	86,801	—	—	86,801
Shares repurchased that were issued in connection with termination of the deferred consideration—gold payments obligation, net of issuance costs (Note 9)	(13)	—	—	—	(78,835)	—	—	(78,835)
Shares repurchased	—	—	(636)	(6)	(3,564)	—	—	(3,570)
Stock-based compensation	—	—	—	—	16,190	—	—	16,190
Other comprehensive income	—	—	—	—	—	872	—	872
Dividends	—	—	—	—	—	—	(20,524)	(20,524)
Net income	—	—	—	—	—	—	102,546	102,546
Balance—December 31, 2023	—	—	150,330	$1,503	$312,440	$(548)	$95,741	$409,136
Restricted stock issued and vesting of restricted stock units, net	—	—	2,572	26	(26)	—	—	—
Shares repurchased	—	—	(6,800)	(68)	(62,802)	—	—	(62,870)
Stock-based compensation	—	—	—	—	20,691	—	—	20,691
Repurchase of Series A Preferred Stock (Note 22)	—	—	—	—	—	—	(11,375)	(11,375)
Excise taxes—stock repurchases	—	—	—	—	—	—	(1,868)	(1,868)
Other comprehensive loss	—	—	—	—	—	(1,059)	—	(1,059)
Dividends	—	—	—	—	—	—	(19,368)	(19,368)
Net income	—	—	—	—	—	—	66,693	66,693
Balance—December 31, 2024	—	—	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	—	—	2,708	27	(27)	—	—	—
Shares repurchased	—	—	(8,097)	(81)	(102,651)	—	—	(102,732)
Stock-based compensation	—	—	—	—	21,619	—	—	21,619
Excise taxes—stock repurchases	—	—	—	—	—	—	(717)	(717)
Other comprehensive income	—	—	—	—	—	3,834	—	3,834
Dividends	—	—	—	—	—	—	(17,445)	(17,445)
Net income	—	—	—	—	—	—	109,133	109,133
Balance—December 31, 2025	—	—	140,713	$1,407	$189,244	$2,227	$220,794	$413,672

The accompanying notes are an integral part of these consolidated financial statements

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$109,133	$66,693	$102,546
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory fees received in gold, other precious metals and cryptocurrency	(73,540)	(53,452)	(49,400)
Stock-based compensation	21,619	20,691	16,190
Loss on extinguishment of convertible notes	13,844	30,632	9,721
Depreciation and amortization	3,778	1,752	872
Amortization of issuance costs—convertible notes	3,297	1,893	1,817
(Gains)/losses on financial instruments owned, at fair value	(1,904)	(4,851)	517
Imputed interest on payable to GBH	1,781	2,635	297
Amortization of right of use asset	1,527	1,304	1,285
Deferred income taxes	981	(398)	(481)
Increase in fair value of contingent consideration	710
(Gains)/losses on investments	(50)	1,135	242
Gain on revaluation of deferred consideration—gold payments	—	—	(61,953)
Impairments	—	—	7,942
Contractual gold payments	—	—	6,069
Changes in operating assets and liabilities:
Accounts receivable	(2,282)	(9,036)	(6,212)
Prepaid expenses	(1,872)	(107)	(518)
Gold, other precious metals and cryptocurrency	70,624	52,640	42,150
Other assets	(537)	(247)	281
Fund management and administration payable	(2,382)	1,290	5,837
Compensation and benefits payable	7,936	1,937	1,209
Income taxes payable	1,647	(3,126)	2,260
Operating lease liabilities	(1,509)	(1,320)	(1,284)
Accounts payable and other liabilities	(4,855)	3,396	6,213
Net cash provided by operating activities	147,946	113,461	85,600
Cash flows from investing activities:
Cash paid—acquisition of Ceres Partners, LLC, net of cash acquired (Note 3)	(270,346)	—	—
Purchase of financial instruments owned, at fair value	(32,028)	(69,439)	(57,364)
Purchase of investments	(20,053)	(674)	(11,228)
Cash paid—software development	(2,968)	(2,336)	(2,149)
Purchase of fixed assets	(215)	(141)	(113)
Cash paid—acquisition of Securrency Transfers, Inc. (net of cash acquired)	—	—	(985)
Proceeds from the sale of financial instruments owned, at fair value	12,577	48,126	123,564
Proceeds from exiting investments	—	565	28,818
Proceeds from held-to-maturity securities maturing or called prior to maturity	—	24	29
Proceeds from receipt of contingent consideration related to the sale of Canadian ETF business	—	—	1,477
Net cash (used in)/provided by investing activities	(313,033)	(23,875)	82,049
Cash flows from financing activities:
Shares repurchased	(102,732)	(62,870)	(3,570)
Repurchase and maturity of convertible notes	(39,304)	(132,713)	(184,272)
Dividends paid	(17,308)	(19,002)	(20,144)
Cash paid to GBH	(14,804)	(14,804)	—
Issuance costs—convertible notes	(11,064)	(7,667)	(3,548)
Repurchase of Series A Preferred Stock	—	(143,812)	—
Repurchase costs—Series A Preferred Stock	—	(132)	—
Termination of deferred consideration—gold payments		—	(50,005)
Repurchase of Series C Preferred Stock		—	(40,000)
Issuance costs—Series C Preferred Stock		—	(97)
Proceeds from the issuance of convertible notes (Note 10)	475,000	345,000	130,000
Net cash provided by/(used in) financing activities	289,788	(36,000)	(171,636)
Increase(decrease) in cash flow due to changes in foreign exchange rate	5,840	(1,700)	1,191
Net increase/(decrease) in cash and cash equivalents	130,541	51,886	(2,796)
Cash, cash equivalents and restricted cash—beginning of year	181,191	129,305	132,101
Cash, cash equivalents and restricted cash—end of year	$311,732	$181,191	$129,305

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$30,340	$32,218	$16,156
Cash paid for interest	$17,636	$12,350	$10,709

NON-CASH ACTIVITIES

On May 10, 2023, the Company issued 13.087 shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) (valued at $86,898) in connection with the termination of its deferred consideration—gold payments obligation. Those shares were subsequently repurchased on November 20, 2023 for aggregate consideration of approximately $84,411, with $40,000 paid on the closing date and the remainder of the purchase price payable in equal annual installments on the first, second and third anniversaries of the closing date, with no requirement to pay interest. See Note 12 for additional information.

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models and solutions, private market investments and digital asset-related products. Building on its heritage of innovation, the Company offers next-generation digital products and services related to tokenized real world assets and stablecoins, including tokenized mutual funds (“Digital Funds”), as well as its institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. We also have expanded into private assets through our acquisition of Ceres Partners, LLC, a leading U.S.-based alternative asset manager specializing in farmland investments. The Company has the following wholly-owned operating subsidiaries:

•	WisdomTree Asset Management, Inc. (“WTAM”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
•	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
•	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
•	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
•	WisdomTree Ireland Limited (“WT Ireland”) is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
•	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
•	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses a blockchain-integrated recordkeeping system to maintain a record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
•	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained state money transmitter licenses or the equivalent in all 50 states and the District of Columbia to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
•	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and a member of FINRA, facilitating transactions in WisdomTree Digital Funds and serving as the distributor for the WisdomTree Digital Funds. It is also authorized to sell shares of registered funds, including the WisdomTree Digital Funds, from its own inventory as principal.

•	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent uses a blockchain-integrated recordkeeping system for the ownership of WisdomTree Digital Fund shares.
•	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law and is licensed to engage in virtual currency business activity by the New York State Department of Financial Services.
•	Ceres Partners, LLC (“Ceres”) is an Indiana based investment adviser registered with the SEC, providing investment advisory and other management services to Ceres Farms, LLC (“Ceres Farms”), an open-ended investment fund whose objective is to generate attractive total return through the acquisition and management of farmland primarily in the midwestern U.S.
•	Ceres Securities, LLC is an Indiana based limited purpose broker-dealer registered with the SEC and a member of FINRA, that operates as a placement agent for Ceres Farms, earning placement fees on sales of interests to investors it introduces.

Acquisition of Ceres Partners, LLC

On July 31, 2025, the Company and WisdomTree Farmland Holdings, LLC (formerly WisdomTree Farmland Holdings, Inc.), a wholly-owned subsidiary of the Company (the “Purchaser”), entered into an Equity Purchase Agreement (the “Ceres Purchase Agreement”) with Ceres, the members of Ceres (together, the “Sellers”), and an individual acting as the Sellers’ representative, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding equity interests of Ceres (the “Ceres Acquisition”), subject to the terms and conditions set forth therein.

On October 1, 2025, the Purchaser completed the Ceres Acquisition for aggregate consideration consisting of (i) $275,000 in cash payable at closing subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital, and (ii) earnout consideration of up to $225,000, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029. See Note 3 for additional information.

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

The financial results of Ceres are included in the Company’s consolidated financial statements since the acquisition date, October 1, 2025 (See Note 3).

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

Segment and Geographic Information

The Company, through its subsidiaries in the U.S. and Europe, is a global financial innovator, offering a diverse suite of ETPs, models and solutions, private market investments and digital asset-related products and services. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Executive Officer (the chief operating decision maker, or CODM) to allocate resources and other factors.

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

Advisory Fees

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

Management and Performance Fees - Ceres

The Company earns management fees in exchange for Ceres providing investment advisory and other management services to Ceres Farms. Management fees are generally calculated as a stated percentage of members’ capital account balances as of the last day of each calendar quarter, subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter. Management fees are recognized as revenue over time, as the performance obligation is satisfied.

Performance fees represent variable consideration and are earned based on a specified percentage of Ceres Farms’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to claw back or reversal under the governing agreements.

Other Revenues

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

Marketing and Advertising

Marketing and advertising costs, including media advertising and production costs, are expensed when incurred.

Depreciation and Amortization

Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Intangible assets—Ceres Acquisition (Note 23)	25 years
Equipment	3 to 5 years
Internally-developed software	3 years

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

Financial Instruments Owned (at Fair Value)

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

The Company tests goodwill for impairment at the reporting unit level and has determined that it has a single reporting unit, consistent with its single operating segment. Goodwill is assessed for impairment annually on November 30th. When performing its goodwill impairment test, the Company considers a qualitative assessment, when appropriate, and a quantitative assessment using the market approach and its market capitalization when determining the fair value of the reporting unit.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities, as well as the loss related to the repurchase of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and excise tax on stock repurchases. The Series A Preferred Stock and the Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) and unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities while they were outstanding and were included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A Preferred Stock, the Series C non-voting convertible preferred stock and the convertible notes, if any. Potential common shares associated with the Series A Preferred Stock, the Series C non-voting convertible preferred stock and the convertible notes were computed under the if-converted method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.

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

Recently Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The standard is intended to benefit stockholders by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance applies to all entities subject to income taxes and is effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company adopted this standard on a prospective basis for the year ended December 31, 2024. See Note 21 for additional information.

3. Business Combination

Summary

As previously disclosed in Note 1, on October 1, 2025, the Company completed the Ceres Acquisition. Pursuant to the Ceres Purchase Agreement, the purchase price consisted of (i) $275,000 in cash payable at closing, subject to customary post-closing adjustments and (ii) earnout consideration of up to $225,000, payable in 2030, contingent upon Ceres achieving a CAGR in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029.

Purchase Price Allocation

The Ceres Acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Ceres based on the estimated fair values as of the closing date of the acquisition. An allocation of the consideration transferred is presented below and includes the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash on hand, net of cash acquired	$270,346
Fair value of contingent consideration(1)	11,134
Total purchase price	$281,480

Allocation of consideration:
Ceres net liabilities assumed	$(3,803)
Intangible assets(2)	143,500
Fair value of net assets acquired	$139,697

Goodwill resulting from the Ceres Acquisition(3)	$141,783

(1) Measured at fair value using a Monte Carlo simulation. See below for additional information.

(2) Represents purchase price allocated to a customary advisory agreement ($135,000) and trade name ($8,500) which were determined to have a finite-life (estimated useful life of 25 years). The customary advisory agreement was valued using the multi-period excess earnings method. This method relied upon significant unobservable inputs including a long-term revenue growth rate of approximately (0.1%) and a discount rate of 15.5%. The revenue growth rate contemplates that Ceres Farms, the fund from which the Company derives revenues, will cease accepting new capital, with future business expected to be allocated to a new farmland fund to be formed. The trade name is finite-lived (estimated useful life of 25 years) and was valued using the relief-from-royalty method. Significant unobservable inputs include a long-term revenue growth rate of approximately 3.0%, a royalty rate of 2.0% and a discount rate of 15.5%.

(3) Goodwill arising from the Ceres Acquisition represents expected synergies from the integration of Ceres and the Company, including capital raising activities for a new farmland fund to be formed. Goodwill is not amortized for financial reporting purposes, and both goodwill and intangible assets are expected to be fully deductible for tax purposes.

4. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $311,732 and $181,191 at December 31, 2025 and 2024, respectively, $294,158 and $155,871 were held at three financial institutions. At December 31, 2025 and 2024, cash equivalents were approximately $161,063 and $48,336, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $38,861 and $39,423 at December 31, 2025 and 2024, respectively. Of these amounts, $11,700 and $13,403, at December 31, 2025 and 2024, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the years ended December 31, 2025 and 2024, there were no transfers between Levels 2 and 3.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$161,063	$161,063	$—	$—
Financial instruments owned, at fair value:
ETFs	81,737	81,737	—	—
Pass-through GSEs	6,053	—	6,053	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,402	—	5,402	—
Equities	11,824	11,824	—	—
Fixed income	2,101	1,138	963	—
Total	$268,180	$255,762	$12,418	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,035	$—	$—	$8,035
Liabilities:
Recurring fair value measurements:
Contingent consideration	$11,844	$—	$—	$11,844

_____________________________

(1)	Fair value determined on September 10, 2025. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$48,336	$48,336	$—	$—
Financial instruments owned, at fair value:
ETFs	62,907	62,907	—	—
Pass-through GSEs	6,898	—	6,898	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,251	—	5,251	—
Equities	8,478	8,478	—	—
Fixed income	1,905	1,019	886	—
Other investments	687	—	—	687
Total	$134,462	$120,740	$13,035	$687
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,288	$—	$—	$8,288

_____________________________

(1)	Fair value determined on June 17, 2024. Not included above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

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

Financial instruments owned (Note 6) – Financial instruments owned are investments in ETFs, pass-through GSEs, equities and fixed income. ETFs and equities are generally traded in active, quoted and highly liquid markets and are therefore classified as Level 1 in the fair value hierarchy. Pricing of pass-through GSEs and fixed income includes consideration given to date of issuance, collateral characteristics and market assumptions related to yields, credit risk and timing of prepayments and may be classified as either Level 1 or Level 2.

Contingent consideration (Note 9) – This liability represents contingent consideration arising from the Ceres Acquisition which is measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy as the valuation incorporates significant unobservable inputs. Fair value is estimated using a Monte Carlo simulation model, which incorporates a range of potential revenue outcomes over the earnout measurement period and estimates the probability-weighted present value of expected future payments. Significant assumptions used in the valuation include revenue volatility, revenue discount rate and payment discount rate.

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Years Ended
	December 31, 2025	December 31, 2024
Other Investments:
Beginning balance	$687	$—
Net unrealized gains(1)	284	13
Conversion	(971)	674
Ending balance	$—	$687
Contingent Consideration:
Beginning balance	$—	$—
Additions	11,134	—
Remeasurement(2)	710	—
Ending balance	$11,844	—

_____________________________

(1)	Recorded in impairments and other gains/(losses), net in the Consolidated Statements of Operations.
(2)	Recorded in remeasurement of contingent consideration in the Consolidated Statements of Operations.

6. Financial instruments owned

These instruments consist of the following:

	December 31, 2025	December 31, 2024
Financial instruments owned:
Trading securities	$87,790	$69,805
Other assets—seed capital (WisdomTree Digital Funds)	19,327	15,634
Total	$107,117	$85,439

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $1,273 and $1,773 during the years ended December 31, 2025 and 2024, respectively, which were recorded in other gains/(losses), net, in the Consolidated Statements of Operations.

7. Investments

The following table sets forth the Company’s investments:

	December 31, 2025		December 31, 2024
	Carrying Value	Cost	Carrying Value	Cost
Fnality International Limited—Series B-1 Preference Shares	$8,116	$8,091	$8,235	$8,091
Fnality International Limited—Series C-1 Preference Shares	14,459	14,227	—	—
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	—	—
Other investments	2,500	2,500	687	674
Total	$29,075	$28,818	$8,922	$8,765

Fnality International Limited

The Company owns approximately 7.3% (or 6.2% on a fully-diluted basis) of capital stock of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. The Company’s ownership interest is represented by 2,340,378 Series B-1 Preference Shares (“Fnality B-1 Shares”) and 3,029,294 Series C-1 Preference Shares (“Fnality C-1 Shares”). The Fnality B-1 Shares resulted from the conversion of the Company’s investment of £6,000 ($8,091) in convertible notes upon Fnality’s qualified equity financing which occurred in October 2023. The Fnality C-1 Shares resulted from (i) a new investment made by the Company in the amount of £10,000 ($13,553) as part of a qualified equity financing that occurred in September 2025, and (ii) the conversion of a previously outstanding convertible note issued by Fnality with a cost of $674 (previously listed as “other investments” in the 2024 table above). The Fnality B-1 Shares and the Fnality C-1 Shares are convertible into ordinary shares at the option of the Company and contain various rights and protections. The Fnality B-1 Shares carry a 1.0x liquidation preference, while the Fnality C-1 Shares carry a 1.5x liquidation preference, which may be reduced to 1.0x upon the occurrence of certain conditions, such as receipt of specified regulatory approvals or a subsequent qualified equity financing.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. Net unrealized gains/(losses) recognized on this investment were $50 and ($1,449) during the years ended December 31, 2025 and 2024, respectively, due to changes in the British pound to U.S. dollar exchange rate. These results are recorded in other gains/(losses), net on the Consolidated Statements of Operations.

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

There was no impairment recognized on this investment during the years ended December 31, 2025 and 2024 based upon a qualitative assessment.

Quorus Inc.

In June 2025, the Company made a $4,000 strategic minority investment in Quorus Inc. (“Quorus”), a technology-driven asset manager and registered investment adviser with platform capabilities for delivering customizable tax-efficient portfolio solutions. In consideration of its investment, the Company received 3,798,562 shares of Series Seed-1 Preferred Stock representing approximately 23.8% ownership of Quorus (or 20.4% on a fully diluted basis). The shares of Series Seed-1 Preferred Stock are convertible into common stock at the option of the Company and contain various rights and protections, including non-cumulative dividend rights that participate on an as-converted, pari passu basis with the common stock, only payable if and when declared by the board of directors of Quorus, and a 1.0x non-participating liquidation preference that is senior to all other holders of capital stock of Quorus.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the year ended December 31, 2025 based upon a qualitative assessment.

Other Investments

On October 30, 2025, the Company made a $2,500 preferred stock investment in a fintech company specializing in quantitative and AI-first investment strategies. This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis.

During the year ended December 31, 2024, the Company received proceeds of $100 from its former investment in AdvisorEngine Inc. Additionally, during the year ended December 31, 2023, the Company recognized an impairment of $312 on its other investments.

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

8. Fixed Assets, net

The following table summarizes fixed assets:

	December 31,
	2025	2024
Equipment	$1,714	$1,069
Less: accumulated depreciation	(1,283)	(733)
Total	$431	$336

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

On May 10, 2023, the Company terminated its contractual gold payments obligation for aggregate consideration totaling $136,903 pursuant to a Sale, Purchase and Assignment Deed (the “SPA Agreement”) with WisdomTree International Holdings Ltd, Electra Target HoldCo Limited, ETFS Capital, WGC, GBH, GT and RIL. Under the terms of the transaction, GBH received approximately $4,371 in cash and 13,087 shares of the Series C Preferred Stock, convertible into 13,087,000 shares of the Company’s common stock (see Note 12 for additional information), and RIL received approximately $45,634 in cash.

On November 20, 2023, the Company repurchased the 13,087 shares of Series C Preferred Stock issued to GBH for aggregate consideration of $84,411, $40,000 of which was paid on the closing date, with the remaining $44,411 payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. See Note 22 for additional information.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized the following in respect of deferred consideration:

	Years Ended December 31,
	2025	2024	2023
Contractual gold payments	$—	$—	$6,069
Contractual gold payments—gold ounces paid	—	—	3,167
Gain on revaluation/termination of deferred consideration—gold payments(1)	$—	$—	$61,953

_____________________________

(1)	Gains on revaluation/termination of deferred consideration—gold payments resulted from a decrease in spot gold prices, a decrease in the forward-looking price of gold, a decrease in the perpetual growth rate and an increase in the discount rate used to compute the present value of the annual payment obligations.

10. Convertible Notes

The Company has the following convertible notes outstanding as of December 31, 2025:

•	$150,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2026 (the “2026 Notes”);
•	$345,000 in aggregate principal amount of 3.25% Convertible Senior Notes due 2029 (the “2029 Notes”); and
•	$475,000 in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2030 Notes, the Company repurchased $24,030 in aggregate principal amount of its 5.75% convertible senior notes due 2028 (the “2028 Notes”). As a result of this repurchase, the Company recognized a loss on extinguishment of $13,011 during the year ended December 31, 2025. Additionally, on November 25, 2025, the Company redeemed the remaining $1,815 in aggregate principal amount of the 2028 Notes, resulting in a loss on extinguishment of $833.

As of December 31, 2025, the Company had an aggregate principal amount of $970,000 outstanding of the 2026 Notes, the 2029 Notes and the 2030 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2029 Notes	2030 Notes
Principal outstanding	$150,000	$345,000	$475,000
Issuance date	June 14, 2021	August 13, 2024	August 14, 2025
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2029	August 15, 2030
Interest rate	3.25%	3.25%	4.625%
Initial conversion price	$11.04	$11.82	$19.15
Initial conversion rate	90.5797	84.5934	52.2071
Redemption price	$14.35	$15.37	$24.90
•	Interest rate: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes and the 2029 Notes and on June 15 and December 15 of each year for the 2026 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030, May 15, 2029 and March 15, 2026 for the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030, May 15, 2029 and March 15, 2026 in respect of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
•	Redemption price: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2027, August 20, 2026 and June 20, 2023 in respect of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively, and on or prior to the 45th scheduled trading day with respect to the 2030 Notes and the 55th scheduled trading day with respect to the 2029 Notes and the 2026 Notes immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares, 103.6269 shares and 144.9275 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes, the 2029 Notes and the 2026 Notes, respectively (the equivalent of 93,448,048 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at December 31, 2025 and December 31, 2024:

	December 31, 2025				December 31, 2024
	2026 Notes	2029 Notes	2030 Notes	Total	2026 Notes	2028 Notes	2029 Notes	Total
Principal amount	$150,000	$345,000	$475,000	$970,000	$150,000	$25,845	$345,000	$520,845
Less: Unamortized issuance costs	(396)	(5,566)	(10,231)	(16,193)	(1,263)	(466)	(7,083)	(8,812)
Carrying amount	$149,604	$339,434	$464,769	$953,807	$148,737	$25,379	$337,917	$512,033
Effective interest rate(1)	3.83%	3.70%	5.10%	4.40%	3.83%	6.25%	3.70%	3.86%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the years ended December 31, 2025, 2024, and 2023 was $28,639, $16,275 and $14,945 respectively. Interest payable of $12,813 and $5,107 at December 31, 2025 and 2024, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) at December 31, 2025 and 2024 was $1,082,570 and $571,031, respectively.

At December 31, 2025, the if-converted value of the 2026 Notes and the 2029 Notes was $165,625 and $355,799, respectively, and the if-converted value of the 2030 Notes did not exceed the principal amount. At December 31, 2024, the if-converted value of the 2028 Notes was $28,446, and the if-converted value of the 2026 and 2029 Notes did not exceed the principal amount.

11. Contingent Consideration

Pursuant to the Ceres Purchase Agreement, up to $225,000 of additional consideration is payable in 2030, contingent upon Ceres achieving a CAGR in revenue of 12% to 22% during the earnout measurement period of January 1, 2025 through December 31, 2029, as follows:

•	If the revenue CAGR for the earnout period is equal to or less than 12%, then the aggregate amount of the earnout consideration will be $0;
•	If the revenue CAGR for the earnout period is greater than 12% but less than 22%, then the aggregate amount of the earnout consideration will be pro-rated using straight-line interpolation between $0 and $225,000; and
•	If the revenue CAGR for the earnout period is equal to or greater than 22%, then the aggregate amount of the earnout consideration will be $225,000.

The Company has determined that the earnout should be classified as contingent consideration as (i) continuing employment is not a condition for payment (except as described below), (ii) non-employee sellers are entitled to similar payments based upon their relative ownership percentages and (iii) the payment formula described above is tied to the valuation of the acquired business. Under ASC 805, contingent consideration must be recognized at the acquisition date as part of the consideration transferred for the acquired business.

The fair value of the contingent consideration at the date of the Ceres Acquisition was $11,134, derived from a Monte Carlo simulation. As of December 31, 2025, the contingent consideration was remeasured at fair value totaling $11,844, resulting in a $710 loss on remeasurement which was recognized in the Consolidated Statements of Operations. The fair value measurement of the contingent consideration is classified within Level 3 of the fair value hierarchy due to the valuation incorporating significant unobservable inputs. The actual amount payable may differ from the assumptions used to estimate fair value, which could result in material changes to the amount ultimately paid.

The table below presents the inputs used in the remeasurement of contingent consideration:

	Inputs
	December 31, 2025	October 1, 2025
Revenue volatility	30%	30%
Revenue discount rate	11.9%	11.7%

In connection with the acquisition, the sellers established a retention bonus plan for certain Ceres employees pursuant to which the greater of $3,050 or 10% of any earnout consideration in excess of $50,000 will be forfeited by the sellers and paid to participating employees, contingent upon their continued employment through earnout payment date. Any amounts forfeited due to employee attrition revert to the sellers. This compensation will be recognized over the service period with an equal and offsetting receivable from the sellers. Accrued compensation totaled $176 at December 31, 2025.

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

Under U.S. GAAP, the obligation was recorded at its present value of $38,835 utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is being amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. The carrying value of this obligation was $13,940 and $26,963 at December 31, 2025 and 2024, respectively.

Interest expense recognized during the years ended December 31, 2025 and 2024 was $1,781 and $2,635, respectively, and is included as a component of total interest expense recognized on the Statements of Operations.

13. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases. The following table provides additional information regarding the Company’s leases:

	Years Ended December 31,
	2025	2024
Lease cost:
Operating lease cost	$1,527	$1,304
Short-term lease cost	179	258
Total lease cost	$1,706	$1,562
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$1,509	$1,320
Weighted-average remaining lease term (in years)—operating leases	1.7	0.9
Weighted-average discount rate—operating leases	4.0%	8.5%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at December 31, 2025 with respect to the Company’s operating lease liabilities:

2026	$1,850
2027	996
2028	470
Total future minimum lease payments (undiscounted)	$3,316

The following table reconciles the future minimum lease payments (disclosed above) at December 31, 2025 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,614
Lease liability—long term	1,166
Subtotal	2,780
Difference between undiscounted and discounted cash flows	536
Total future minimum lease payments (undiscounted)	$3,316

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

Since February 2022, all eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by investors related to the remaining appealed claims were approximately €15,240 ($17,930) at December 31, 2025.

Additionally, in July 2023, WT Ireland received a letter from counsel on behalf of additional investors seeking damages of up to approximately €8,350 ($9,820) resulting from the closure of 3OIL. A writ of summons has not been served.

The Company continues to assess the appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at December 31, 2025 and December 31, 2024.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	December 31, 2025	December 31, 2024
Carrying Amount—Assets:
Fnality International Limited	$22,575	$8,235
Other investments	—	687
Total	$22,575	$8,922
Maximum exposure to loss	$22,575	$8,922

16. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Years Ended December 31,
	2025	2024	2023
Revenues from contracts with customers:
Advisory fees	$439,987	$395,362	$333,227
Management fees	4,908	—	—
Performance fees	7,105	—	—
Other	41,753	32,375	15,808
Total operating revenues	$493,753	$427,737	$349,035

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

There are no contract assets or liabilities that arise in connection with the recognition of operating revenues. In addition, there are no costs incurred to obtain or fulfill the contracts with customers. See Note 17 for additional information regarding related party transactions.

Advisory Fees

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

Management Fees

Management fees are earned in exchange for Ceres providing investment advisory and other management services to Ceres Farms. Management fees are generally calculated as a stated percentage of members’ capital account balances as of the last day of each calendar quarter, subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter. Management fees are recognized as revenue over time, as the performance obligation is satisfied.

Performance Fees

Performance fees represent variable consideration and are earned based on a specified percentage of Ceres Farms’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to claw back or reversal under the governing agreements.

Other Revenues

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Years Ended December 31,
	2025	2024	2023
Revenues from contracts with customers:
United States	$303,713	$284,527	$220,117
Jersey	154,489	120,932	113,325
Ireland	35,551	22,278	15,593
Total operating revenues	$493,753	$427,737	$349,035

17. Related Party Transactions

Advisory Services

The Company’s advisory fee revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, WisdomTree Digital Funds and WisdomTree UCITS ETFs. The relevant boards of trustees or boards of directors (including certain officers of the Company) of each of the related parties is primarily responsible for overseeing the management and affairs of the entities for the benefit of their respective stakeholders and have contracted with the Company to provide for general management and administration services. The Company is also responsible for certain expenses of the related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets. A majority of the independent members of the respective board of trustees or board of directors are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the WisdomTree Digital Funds and these agreements may be terminated by such board of trustees or board of directors upon notice.

Ceres Services to Ceres Farms

Ceres provides investment advisory and other management services to Ceres Farms. In exchange for these services the Company earns management fees and performance fees as further disclosed in Note 16.

Accounts Receivable from Related Parties

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	December 31,
	2025	2024
Receivable from WTT	$26,410	$24,672
Receivable from ManJer Issuers	7,905	5,155
Receivable from WMAI and WTICAV	9,104	5,132
Receivable from Ceres Farms	12,013	—
Total	$55,432	$34,959

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

Revenues Earned from Related Parties

The following table summarizes revenues earned from related parties:

	Years Ended December 31,
	2025	2024	2023
Advisory fees earned from WTT	$289,230	$278,230	$218,834
Advisory fees earned from ManJer Issuers	115,206	94,854	98,800
Advisory fees earned from WMAI and WTICAV	35,551	22,278	15,593
Management and performance fees earned from Ceres Farms	12,013	—	—
Total	$452,000	$395,362	$333,227

Revenues Earned from Index Licensing

Pursuant to a license agreement between the Company and WML to provide indices for a number of the sub-funds of WTICAV, the Company earned revenues amounting to €3,397 ($3,837), €1,867 ($2,010) and €1,044 ($1,128) for the years ended December 31, 2025, 2024 and 2023, respectively, which has been eliminated in consolidation. No other revenues were earned by the Company from providing indices for use in the European Union during 2025, 2024 or 2023.

Investments in WisdomTree Products

The Company has investments in certain WisdomTree products of $244,722 and $89,822 at December 31, 2025 and 2024, respectively. This includes $19,327 and $20,866, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital,” as well as $145,242 and $6,050, respectively, in the WisdomTree Treasury Money Market Digital Fund at December 31, 2025 and 2024.

Net unrealized and realized gains and losses related to trading WisdomTree products during the years ended December 31, 2025, 2024 and 2023 were $1,790, $1,232 and $1,294, respectively, which are recorded in other gains/(losses), net on the Consolidated Statements of Operations.

Employee Investments in Ceres Farms

Employees of the Company have invested in Ceres Farms, for which management and performance fees are waived. Such waived fees were immaterial to the Company’s Consolidated Statements of Operations.

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

During the years ended December 31, 2025, 2024 and 2023, total stock-based compensation expense was $21,619, $20,691 and $16,190, respectively, and the related tax benefit recognized on the Consolidated Statements of Operations was $5,259, $5,032 and $3,919, respectively.

The actual tax benefit realized for the tax deductions for share-based compensation was $4,573, $2,884 and $1,820 during the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	December 31, 2025
	Unrecognized Stock- Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$22,384	1.02

RSAs, RSUs and PRSUs

The aggregate fair value of RSAs, RSUs and PRSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $31,527, $19,891 and $10,158, respectively. A summary of activity is as follows:

	RSA		RSU		PRSU(1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested Balance at January 1, 2023	3,391,082	$5.46	141,963	$5.09	668,188	$6.09
Granted	3,363,501	5.63	152,265	6.24	576,240 (2)	6.49
Vested	(1,629,925)	5.28	(72,461)	5.66	(108,113)	3.11
Forfeited	(114,436)	5.55	(34,385)	5.70	—	—
Stock dividends accrued	—	—	2,762	6.24	37,777	6.49
Unvested Balance at December 31, 2023	5,010,222	$5.63	190,144	$5.70	1,174,092	$6.58
Granted	2,135,016	7.18	117,112	8.08	474,056	8.62
Vested	(2,210,103)	5.64	(37,422)	5.58	(253,744)	6.49
Forfeited	(108,091)	6.10	(3,089)	6.16	—	—
Stock dividends accrued	—	—	1,339	8.08	12,156	8.62
Unvested Balance at December 31, 2024	4,827,044	$6.31	268,084	$6.75	1,406,560	$7.28
Granted	2,014,072	10.77	105,715	10.01	347,089 (2)	10.92
Vested	(2,393,119)	6.14	(93,721)	6.50	(337,625)	6.80
Forfeited	(75,100)	7.62	(1,893)	7.18	—	—
Stock dividends accrued	—	—	1,364	10.01	11,835	10.92
Unvested Balance at December 31, 2025	4,372,897	$8.43	279,549 (3)	$8.07	1,427,859	$8.28

_____________________________

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. During the years ended December 31, 2025, 2024 and 2023, 200%, 200% and 77%, respectively, of the target number of PRSUs previously granted and vesting in such years ultimately vested, inclusive of shares attributable the reinvestment of dividend equivalents during the period between grant date and vesting date.
(2)	A Monte Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) correlation coefficients based upon the price data used to calculate the historical volatilities; and (iv) the following additional assumptions:
	Granted in 2025	Granted in 2024	Granted in 2023
Historical stock price volatility (low)	24%	28%	37%
Historical stock price volatility (high)	37%	38%	56%
Historical stock price volatility (average)	31%	34%	47%
Risk free interest rate	4.28%	4.08%	3.80%
Expected dividend yield	0.00%	0.00%	0.00%

(3)	Includes 99,602 deferred RSUs that have vested.

19. Employee Benefit Plans

The Company has a 401(k) savings plan covering all eligible employees in which the Company can make discretionary contributions from its profits. The amounts included in the table below are recorded in compensation expense in the Consolidated Statements of Operations.

A summary of discretionary contributions made by the Company is as follows:

Years Ended December 31,
2025	2024	2023
$1,674	$1,610	$1,450

20. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Years Ended December 31,
Basic Earnings per Share	2025	2024	2023
Net income	$109,133	$66,693	$102,546
Less: Excise taxes on stock repurchases	(717)	(1,868)	—
Less: Loss on repurchase of Series A Preferred Stock	—	(11,375)	—
Less: Income distributed to participating securities	—	(1,406)	(2,770)
Less: Undistributed income allocable to participating securities	(27)	(2,183)	(12,680)
Add: Gain on repurchase of Series C Preferred Stock	—	—	7,966
Net income available to common stockholders—Basic EPS	$108,389	$49,861	$95,062
Weighted average common shares (in thousands)	140,376	144,630	144,707
Basic earnings per share	$0.77	$0.34	$0.66

	Years Ended December 31,
Diluted Earnings per Share	2025	2024	2023
Net income available to common stockholders	$108,389	$49,861	$95,062
Add back: Undistributed income allocable to participating securities	27	2,183	12,680
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	(26)	(2,120)	(12,449)
Net income available to common stockholders—Diluted EPS	$108,390	$49,924	$95,293
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	140,376	144,630	144,707
Dilutive effect of common stock equivalents, excluding participating securities	4,515	4,623	3,120
Weighted average diluted shares, excluding participating securities (in thousands)	144,891	149,253	147,827
Diluted earnings per share	$0.75	$0.33	$0.64

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. During the years ended December 31, 2025 and 2024, the Company recognized excise taxes on stock repurchases of $717 and $1,868, respectively. In addition, during the year ended December 31, 2024, the Company recognized a loss on the repurchase of the Series A Preferred Stock of $11,375 and a gain on the repurchase of Series C Preferred Stock of $7,966. These items are excluded from net income but are required to be added to net income to arrive at income available to common stockholders in the calculation of earnings per share.

Total antidilutive non-participating common stock equivalents were 113 during the year ended December 31, 2025 (shares herein are reported in thousands). There were no antidilutive non-participating common stock equivalents during the years ended December 31, 2024 and 2023.

There were 24 potential common shares associated with the conversion option embedded in the Convertible Notes included in weighted average diluted shares for the year ended December 31, 2025. There were no potential common shares associated with the conversion option embedded in the Convertible Notes included in weighted average diluted shares for the years ended December 31, 2024 and 2023 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Years Ended December 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2025	2024	2023
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	144,939	158,844	170,413
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock (Note 22)	—	(9,068)	(14,750)
Weighted average shares of common stock issuable upon conversion of the Series C Preferred Stock (Note 12)	—	—	(6,992)
Potentially dilutive restricted stock awards	(48)	(523)	(844)
Weighted average diluted shares used to calculate diluted earnings/(loss) per share as disclosed in the table above	144,891	149,253	147,827

21. Income Taxes

Income before Income Tax Expense – Domestic and Foreign

The U.S. and foreign components of income before income tax expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$50,728	$27,638	$4,652
Foreign	91,490	67,764	114,356
Total	$142,218	$95,402	$119,008

Income Tax Expense – By Jurisdiction

The components of current and deferred income tax expense included in the Consolidated Statement of Operations for years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$11,982	$13,377	$6,957
State and local	3,575	3,547	1,883
Foreign	16,547	12,183	8,103
	$32,104	$29,107	$16,943
Deferred:
Federal	$538	$(581)	$(494)
State and local	111	(120)	(102)
Foreign	332	303	115
	981	(398)	(481)
Income tax expense	$33,085	$28,709	$16,462

Reconciliation of Statutory Federal Income Tax Rate to the Effective Income Tax Rate

Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Amount	Percent		Amount	Percent
U.S. federal statutory income tax	$29,866	21.0%		$20,034	21.0%
State and local income taxes, net of federal benefit(1)	1,664	1.2%		909	1.0%
Foreign tax effects:
Jersey, Channel Islands:
Statutory tax rate difference	(4,658)	(3.3%	)	(3,456)	(3.6%	)
United Kingdom:
Statutory tax rate difference	2,545	1.8%		1,822	1.9%
Other	(253)	(0.2%	)	(96)	(0.1%	)
Ireland:
Statutory tax rate difference	(333)	(0.2%	)	(351)	(0.4%	)
Other	225	0.2%		75	0.1%
Other Foreign Jurisdictions	64	0.1%		226	0.2%
Capital loss expiration	14,064	9.9%		—	—%
Changes in valuation allowances	(15,713)	(11.0%	)	290	0.3%
Non-taxable or non-deductible items
Loss on debt extinguishment	3,035	2.1%		6,219	6.5%
Executive compensation	1,620	1.1%		901	1.0%
Stock-based compensation tax shortfalls	5	0.0%		409	0.4%
Civil money penalty relating to SEC ESG Settlement	—	—%		972	1.0%
Other adjustments	954	0.6%		755	0.8%
Income tax expense	$33,085	23.3%		$28,709	30.1%

_____________________________

(1)	State and local taxes in New York and California comprise the majority of this category.

Below is a reconciliation of the statutory federal income tax expense and the Company’s total income tax expense for the year ended December 31, 2023:

U.S. federal statutory income tax	$24,992
Gain on revaluation/termination of deferred consideration	(13,007)
Non-deductible loss on extinguishment of convertible notes	2,263
Foreign operations	(1,868)
Non-deductible executive compensation	1,833
Decrease in unrecognized tax benefits, net	(1,386)
Change in valuation allowance – Capital losses	1,340
Expiration of capital losses	796
Stock-based compensation tax shortfalls	373
Change in tax-related indemnification assets, net	291
Change in foreign net operating losses (“NOLs”)	174
State income tax rate, net of federal benefit	153
Other differences, net	508
Income tax expense	$16,462

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
United States - Federal	$8,956	$16,139
United States - State and local	3,703	4,005
United Kingdom	17,021	11,485
Other	660	589
	$30,340	$32,218

Disclosed below is a summary of income taxes paid by jurisdiction for the year ended December 31, 2023:

Federal	$4,824
State and local	1,457
Foreign	9,875
$16,156

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at December 31, 2025 and 2024 is as follows:

	2025	2024
Deferred tax assets:
Capital losses	$6,689	$21,984
Accrued expenses	6,584	6,465
Stock-based compensation	3,210	2,843
Acquisition costs	970	—
NOLs—Foreign	745	1,024
Operating lease liabilities	631	95
Goodwill and intangible assets	—	705
Foreign currency translation adjustment	—	427
Software capitalization	—	199
Other	289	331
Deferred tax assets	19,118	34,073

Deferred tax liabilities:
Software capitalization	912	—
Right of use assets—operating leases	627	95
Foreign currency translation adjustment	592	—
Unrealized gains	494	76
Fixed assets and prepaid assets	356	246
Goodwill and intangible assets	74	—
Unremitted earnings—European subsidiaries	65	92
Deferred tax liabilities	3,120	509
Total deferred tax assets less deferred tax liabilities	15,998	33,564
Less: Valuation allowance	(6,195)	(21,908)
Deferred tax assets, net	$9,803	$11,656

Capital Losses – U.S.

The Company’s tax effected capital losses at December 31, 2025 were $6,689. These capital losses expire between the years 2026 and 2028. The table below sets forth the aggregate changes in these capital losses:

Balance at January 1, 2024	$22,489
Utilizations	(505)
Balance at December 31, 2024	$21,984
Expirations	(14,064)
Utilizations	(1,231)
Balance at December 31, 2025	$6,689

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated NOLs outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $745 at December 31, 2025.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions.

As of December 31, 2025, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2021.

Uncertain Tax Positions

During the year ended December 31, 2023, $1,353 of unrecognized tax benefits lapsed due to the statute of limitations. There were no unrecognized tax benefits at December 31, 2025 and 2024.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30 Income Taxes provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $65 and $92 at December 31, 2025 and 2024, respectively.

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

22. Shares Repurchased

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

During the years ended December 31, 2025, 2024 and 2023, the Company repurchased 8,096,862, 6,800,301 and 635,653 shares of its common stock, respectively, under this program for an aggregate cost of $102,732, $62,870 and $3,570, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of December 31, 2025, $250,000 remained under this program for future purchases.

In addition, in August 2024, the Company repurchased all of its then-outstanding Series A Preferred Stock, which was convertible into 14,750,000 shares of the Company’s common stock, from ETFS Capital for aggregate cash consideration of $143,812 (or $9.75 per share).

23. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2025	$86,841
Add: Goodwill—Ceres Acquisition	141,783
Balance at December 31, 2025	$228,624

Goodwill arising from the Ceres Acquisition represents expected synergies from the integration of Ceres and the Company, including capital raising activities for a new farmland fund to be formed. Goodwill is not amortized for financial reporting purposes, and it is expected to be deductible for tax purposes.

Goodwill was tested for impairment on November 30, 2025. The quantitative impairment test was performed using a market approach, whereby the market capitalization of the Company (a single reporting unit) was compared to its carrying value. The market capitalization was derived from the Company’s publicly traded stock price plus a reasonable control premium. The fair value of the reporting unit exceeded its carrying value and therefore no impairment was recognized.

Of the total goodwill of $228,624 at December 31, 2025, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at December 31, 2025

Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Ceres intangible assets	143,500	(1,435)	142,065
Software development	9,823	(4,178)	5,645
Balance at December 31, 2025	$754,570	$(5,613)	$748,957
	Balance at December 31, 2024

Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Software development	6,855	(2,206)	4,649
Balance at December 31, 2024	$608,102	$(2,206)	$605,896

ETFS Acquisition (Indefinite-Lived)

In connection with the ETFS Acquisition, which was completed on April 11, 2018, the Company identified intangible assets valued at $601,247 related to the right to manage AUM through customary advisory agreements. These intangible assets were determined to have indefinite useful lives and are not deductible for tax purposes.

The Company performed its indefinite-lived intangible asset impairment test related to these customary advisory agreements on November 30, 2025. The results of this analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including a projected revenue growth rate of 3% and a weighted average cost of capital of 9.0%.

Ceres Acquisition (Finite-Lived)

In connection with the Ceres Acquisition, which was completed on October 1, 2025, the Company identified intangible assets valued at $143,500 related to purchase price allocated to a customary advisory agreement ($135,000) and trade name ($8,500). These intangible assets were determined to have a finite life (estimated useful life of 25 years) and are deductible for tax purposes.

As of December 31, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2026	$5,470
2027	5,470
2028	5,470
2029	5,470
2030	5,470
2031 and beyond	113,365
Total expected amortization expense	$142,065

The weighted-average remaining useful life of the finite-lived intangible assets is 24.8 years.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the years ended December 31, 2025, 2024 and 2023, the Company recognized amortization expense on internally-developed software of $1,972, $1,522 and $634, respectively.

As of December 31, 2025, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2026	$2,612
2027	1,807
2028	1,155
2029	71
Total expected amortization expense	$5,645

The weighted-average remaining useful life of the finite-lived intangible assets is 2.4 years.

24. Impairments

The following table summarizes impairments recognized by the Company:

	Years Ended December 31,
	2025	2024	2023
Securrency (Note 7)	$—	$—	$7,630
Other investments (Note 7)	—	—	312
Total	$—	$—	$7,942

25. Segment Information

The Company, through its subsidiaries in the U.S. and Europe, offers a diverse suite of ETPs, models and solutions, private market investments and digital asset-related products and services. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources and assess performance and other factors. The accounting policies of the segment are the same as those described in Note 2.

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	2025	2024	2023
Net income	$109,133	$66,693	$102,546
	2025	2024	2023
Operating revenues	$493,753	$427,737	$349,035
Less: Legal expenses covered by insurance	—	(4,306)	—
Operating revenues, as adjusted	$493,753	$423,431	$349,035
Operating income	$174,195	$137,293	$87,492
Add back: Acquisition-related costs	4,693	—	—
Add back: Ceres intangible amortization	1,435	—	—
Add back: Expenses incurred in response to an activist campaign	—	4,966	5,880
Adjusted operating income	$180,323	$142,259	$93,372
Operating income margin	35.3%	32.1%	25.1%
Adjusted operating income margin	36.5%	33.6%	26.8%

Acquisition-related costs for the year ended December 31, 2025 of $4,693 related to the Ceres Acquisition. Expenses incurred in response to an activist campaign for the years ended December 31, 2024 and 2023 were comprised of professional fees of $4,857 and $5,734, respectively, and other expenses of $109 and $146, respectively.

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

2.1*+

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

3.7	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.9	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.10

Indenture, dated as of August 14, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)

4.11

Form of Global Note, representing the Registrant’s 4.625% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)

10.1	Representative Form of Advisory Agreement between WisdomTree Asset Management, Inc. and WisdomTree Trust (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)

Exhibit Number	Description

10.2	Form of Proprietary Rights and Confidentiality Agreement (incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form 10 filed with the SEC on March 31, 2011)
10.3	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.35 of the Registrant’s Amendment to Registration Statement on Form 10 filed with the SEC on May 26, 2011)
10.4	Amended and Restated License Agreement between the Registrant and WisdomTree Trust dated March 1, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2012)
10.5	Form of Employment Agreement for Executive Officers dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.6(a)	Appendix A to Employment Agreement between the Registrant and Jonathan Steinberg, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(A) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.6(b)	Appendix A to Employment Agreement between the Registrant and Peter M. Ziemba, dated December 22, 2016 (incorporated by reference to Exhibit 10.1(E) of the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2016)
10.7	Form of Amendment, dated May 5, 2017, to Form of Employment Agreement for Executive Officers, dated December 22, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2017)
10.8	Employment Agreement between the Registrant and R. Jarrett Lilien, dated November 27, 2017 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2018)
10.9	Employment Agreement between the Registrant and Marci Frankenthaler, dated November 5, 2020 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)
10.10	Form of Amendment, dated April 21, 2023, to Employment Agreements between the Registrant and each of Jonathan Steinberg, Peter M. Ziemba, R. Jarrett Lilien and Marci Frankenthaler (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.11

Employment Agreement between the Registrant and Alexis Marinof, dated June 8, 2017 (incorporated by reference to Exhibit 10.21 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.12

Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated July 20, 2017 (incorporated by reference to Exhibit 10.22 of Amendment No. 1 to the Registrant’s Annual Report on Form 10-K on Form 10-K/A filed with the SEC on April 30, 2021)

10.13	Amendment to Employment Agreement between the Registrant and Alexis Marinof, dated April 21, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.14	WisdomTree Investments, Inc. 2022 Equity Plan (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on July 25, 2022)
10.15	Form of Restricted Stock Agreement for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)
10.16	Form of Restricted Stock Unit Award Agreement (Deferred) for Non-Employee Directors (2022 Equity Plan) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2022)
10.17	Non-Employee Director Deferred Compensation Program (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.18	Form of Performance-Based Restricted Stock Unit Award Agreement for U.S. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.19	Form of Performance-Based Restricted Stock Unit Award Agreement for U.K. Executive Officers applicable to grants after January 1, 2023 (2022 Equity Plan) (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2023)
10.20	WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2023)

Exhibit Number	Description

10.21	Form of Employee Confidentiality, Assignment and Restrictive Covenant Agreement executed by participants of the WisdomTree, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023)
10.22

Form of Restricted Stock Agreement for Executive Officers (2022 Equity Plan) (incorporated by reference to Exhibit 10.31 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)

19.1	Statement of Company Policy on Insider Trading and Disclosure (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2025)
21.1(1)	Subsidiaries of the Registrant
23.1(1)	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.3(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Amended and Restated Compensation Clawback Policy (incorporated by reference to Exhibit 97 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 23, 2024)
101	Financial Statements from the Annual Report on Form 10-K of the Company are attached to this report, formatted in XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iii) Consolidated Statements of Comprehensive Income/(Loss) for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2024 and December 31, 2023 and (vi) Notes to the Consolidated Financial Statements.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 (1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

______________________________________________________

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits to the Equity Purchase Agreement have been omitted and will be furnished to the SEC supplementally upon request.
+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WISDOMTREE, INC.

	By:	/s/ Jonathan Steinberg
Jonathan Steinberg
February 25, 2026		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 25th day of February, 2026.

Signature	Title

/s/ Jonathan Steinberg	Chief Executive Officer and Director
Jonathan Steinberg	(Principal Executive Officer)

/s/ Bryan Edmiston	Chief Financial Officer
Bryan Edmiston	(Principal Financial Officer)

/s/ Petranka Badova Radev	Chief Accounting Officer
Petranka Badova Radev	(Principal Accounting Officer)

/s/ Smita Conjeevaram	Non-Executive Chair of the Board
Smita Conjeevaram

/s/ Lynn S. Blake	Director
Lynn S. Blake

/s/ Anthony Bossone	Director
Anthony Bossone

/s/ Rilla Delorier	Director
Rilla Delorier

/s/ Daniela Mielke	Director
Daniela Mielke

/s/ Shamla Naidoo	Director
Shamla Naidoo

/s/ Win Neuger	Director
Win Neuger

/s/ Tonia Pankopf	Director
Tonia Pankopf