Form 10-Q
period 2026-03-31
WisdomTree, Inc.
filed 2026-05-06
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 4, 2026, there were 152,941,267 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the U.S. Securities and Exchange Commission, or the SEC, as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
•	anticipated levels of inflows into and outflows out of our ETPs;
•	our ability to deliver favorable rates of return to investors;
•	competition in our business;
•	whether we will experience future growth;
•	our ability to develop new products and services and their potential for success;
•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
•	our ability to successfully implement our strategy relating to digital assets and blockchain-enabled financial services, including WisdomTree Connect and WisdomTree Prime, and achieve its objectives;
•	our ability to successfully operate and expand our business in non-U.S. markets;
•	the effect of laws and regulations that apply to our business;
•	the potential benefits arising from our acquisitions of Ceres Partners, LLC, or Ceres, and Atlantic House Holdings Limited, or Atlantic House, including financial or strategic outcomes; and
•	our ability to successfully implement our strategic goals relating to these acquisitions and integrate the acquired businesses.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $221,452 and $145,242 invested in the WisdomTree Treasury Money Market Digital Fund at March 31, 2026 and December 31, 2025) (Note 4)	$625,505	$311,732
Financial instruments owned, at fair value (including $56,878 and $99,480 invested in WisdomTree products at March 31, 2026 and December 31, 2025, respectively) (Note 6)	65,237	107,117
Accounts receivable (including $55,633 and $55,432 due from related parties at March 31, 2026 and December 31, 2025, respectively)	66,112	64,452
Income taxes receivable	1,262	—
Prepaid expenses	8,649	7,338
Other current assets	1,320	1,723
Total current assets	768,085	492,362
Fixed assets, net	401	431
Deferred tax assets, net (Note 19)	6,689	9,803
Investments (Note 7)	28,623	29,075
Right of use assets—operating leases (Note 12)	2,326	2,764
Goodwill (Note 21)	228,624	228,624
Intangible assets, net (Note 21)	747,954	748,957
Other noncurrent assets	1,126	925
Total assets	$1,783,828	$1,512,941
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current	$74,910	$149,604
Fund management and administration payable	34,465	29,448
Compensation and benefits payable	19,132	52,435
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 11)	14,176	13,940
Income taxes payable	—	2,295
Operating lease liabilities (Note 12)	1,498	1,614
Accounts payable and other liabilities	23,948	32,720
Total current liabilities	168,129	282,056
Convertible notes—long term (Note 9)	1,125,434	804,203
Contingent consideration	14,406	11,844
Operating lease liabilities (Note 12)	841	1,166
Total liabilities	1,308,810	1,099,269
Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 152,439 and 140,713 at March 31, 2026 and December 31, 2025, respectively	1,524	1,407
Additional paid-in capital	279,000	189,244
Accumulated other comprehensive income	1,069	2,227
Retained earnings	193,425	220,794
Total stockholders’ equity	475,018	413,672
Total liabilities and stockholders’ equity	$1,783,828	$1,512,941

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Revenues:
Advisory fees	$134,880	$99,549
Management fees	5,231	—
Performance fees	2,955	—
Other revenues	16,404	8,533
Total revenues	159,470	108,082
Operating Expenses:
Compensation and benefits	47,517	33,788
Fund management and administration	24,880	20,714
Marketing and advertising	5,392	4,813
Sales and business development	4,197	4,137
Professional fees	3,308	2,782
Occupancy, communications and equipment	1,935	1,482
Depreciation and amortization	2,096	540
Third-party distribution fees	5,795	3,112
Acquisition-related costs	1,933	—
Other	3,067	2,552
Total operating expenses	100,120	73,920
Operating income	59,350	34,162
Other Income/(Expenses):
Interest expense	(11,023)	(5,441)
Interest income	2,592	1,897
Loss on extinguishment of convertible notes (Note 9)	(62,302)	—
Remeasurement of contingent consideration (Note 10)	(2,562)	—
Other losses, net	(637)	(250)
(Loss)/income before income taxes	(14,582)	30,368
Income tax expense	8,549	5,739
Net (loss)/income	$(23,131)	$24,629
(Loss)/earnings per share—basic	$(0.17)	$0.17
(Loss)/earnings per share—diluted	$(0.17)	$0.17
Weighted-average common shares—basic	138,005	142,580
Weighted-average common shares—diluted	138,005	146,545
Cash dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

5

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)/Income

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss)/income	$(23,131)	$24,629
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(1,158)	1,906
Other comprehensive (loss)/income	(1,158)	1,906
Comprehensive (loss)/income	$(24,289)	$26,535

The accompanying notes are an integral partof these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Retained Earnings	Total
Balance—January 1, 2026	140,713	$1,407	$189,244	$2,227	$220,794	$413,672
Restricted stock issued and vesting of restricted stock units, net	2,247	22	(22)	—	—	—
Repurchase of convertible notes maturing in 2029, net of income taxes (Note 9)	—	—	(41,985)	—	—	(41,985)
Shares issued in connection with the repurchase of convertible notes maturing in 2026 and 2029 (Note 9)	11,000	110	148,280	—	—	148,390
Shares repurchased	(1,521)	(15)	(24,948)	—	—	(24,963)
Stock-based compensation	—	—	8,431	—	—	8,431
Other comprehensive loss	—	—	—	(1,158)	—	(1,158)
Dividends	—	—	—	—	(4,238)	(4,238)
Net loss	—	—	—	—	(23,131)	(23,131)
Balance—March 31, 2026	152,439	$1,524	$279,000	$1,069	$193,425	$475,018

	Three Months Ended March 31, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,214	22	(22)	—	—	—
Shares repurchased	(1,282)	(13)	(12,701)	—	—	(12,714)
Stock-based compensation	—	—	6,238	—	—	6,238
Other comprehensive income	—	—	—	1,906	—	1,906
Dividends	—	—	—	—	(4,408)	(4,408)
Net income	—	—	—	—	24,629	24,629
Balance—March 31, 2025	147,034	$1,470	$263,818	$299	$150,044	$415,631

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss)/income	$(23,131)	$24,629
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Loss on extinguishment of convertible notes	62,302	—
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(25,348)	(15,373)
Stock-based compensation	8,431	6,238
Deferred income taxes	3,395	5,835
Increase in fair value of contingent consideration	2,562	—
Depreciation and amortization	2,096	540
Amortization of issuance costs—convertible notes	1,154	624
Losses on financial instruments owned, at fair value	882	440
Amortization of right of use asset	456	326
Losses/(gains) on investments	452	(316)
Imputed interest on payable to GBH	235	455
Changes in operating assets and liabilities:
Accounts receivable	(1,410)	(394)
Income taxes receivable/payable	(2,572)	(4,092)
Prepaid expenses	(1,360)	(1,522)
Gold and other precious metals	24,825	14,738
Other assets	168	(295)
Fund management and administration payable	5,224	3,150
Compensation and benefits payable	(33,182)	(28,056)
Operating lease liabilities	(459)	(325)
Accounts payable and other liabilities	(6,763)	(232)
Net cash provided by operating activities	17,957	6,370
Cash flows from investing activities:
Purchase of financial instruments owned, at fair value	(6,003)	—
Cash paid—software development	(980)	(577)
Purchase of fixed assets	(28)	(31)
Proceeds from the sale of financial instruments owned, at fair value	45,650	388
Proceeds from held-to-maturity securities maturing or called prior to maturity	—	6
Net cash provided by/(used in) investing activities	38,639	(214)
Cash flows from financing activities:
Repurchase of convertible notes	(302,675)	—
Common stock repurchased	(24,963)	(12,714)
Dividends paid	(4,744)	(4,626)
Issuance costs—convertible notes	(12,593)	—
Proceeds from the issuance of convertible notes	603,750	—
Excise taxes paid on common stock repurchased	—	(1,868)
Net cash provided by/(used in) financing activities	258,775	(19,208)
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,598)	2,234
Net increase/(decrease) in cash, cash equivalents and restricted cash	313,773	(10,818)
Cash, cash equivalents and restricted cash—beginning of year	311,732	181,191
Cash, cash equivalents and restricted cash—end of period	$625,505	$170,373
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7,659	$4,042
Cash paid for interest	$18,448	$6,412

NON-CASH ACTIVITIES

On March 30, 2026, the Company issued 11,000 shares of common stock (together with cash consideration of $302,675) in connection with the repurchase of $75,000 in aggregate principal amount of 3.25% convertible senior notes due 2026 (the “2026 Notes”) and $275,000 in aggregate principal amount of 3.25% convertible senior notes due 2029 (the “2029 Notes”).

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

Marketing and Advertising

Marketing and advertising costs, including media advertising and production costs, are expensed when incurred.

Depreciation and Amortization

Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Intangible assets—Ceres Acquisition (Note 21)	25 years
Equipment	3 to 5 years
Internally-developed software	3 years

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase, as well as certain digital assets that are readily convertible into known amounts of cash and subject to insignificant risk of changes in value (including USD Coin (“USDC”) and WisdomTree Dollar Token (“USDW”), to be classified as cash equivalents. The Company maintains deposits with financial institutions in an amount that is in excess of federally insured limits. Restricted cash is required to be maintained in a separate account with withdrawal and usage restrictions.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities, as well as the loss related to the repurchase of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and excise tax on stock repurchases. The Series A Preferred Stock, the Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) and unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities while they were outstanding and were included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards, the Series A Preferred Stock, the Series C Preferred Stock and the convertible notes, if any. Potential common shares associated with the Series A Preferred Stock, the Series C Preferred Stock and the convertible notes were computed under the if-converted method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.

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

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. Transactions within the scope of this guidance require the fair value of consideration transferred in excess of the carrying amount of the converted debt to be recognized as an expense in the period of conversion, with the remaining consideration recognized as a reduction to equity. The guidance is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company adopted this guidance during the current quarter, and the impact of the adoption has been reflected in the financial statements and related disclosures.

3. Business Combination

Summary

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

_____________________

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

4. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $625,505 and $311,732 at March 31, 2026 and December 31, 2025, respectively, $585,487 and $294,158 were held at three financial institutions. At March 31, 2026 and December 31, 2025, cash equivalents were approximately $258,450 and $161,063, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $40,027 and $38,861 at March 31, 2026 and December 31, 2025, respectively. Of these amounts, $11,621 and $11,700, at March 31, 2026 and December 31, 2025, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three months ended March 31, 2026 and 2025, there were no transfers between Levels 2 and 3.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$258,450	$258,450	$—	$—
Financial instruments owned, at fair value:
ETFs	42,207	42,207	—	—
Pass-through GSEs	5,837	—	5,837	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	4,733	—	4,733	—
Equities	10,078	10,078	—	—
Fixed income	2,382	1,016	1,366	—
Total	$323,687	$311,751	$11,936	$—
Liabilities:
Recurring fair value measurements:
Contingent consideration	$14,406	$—	$—	$14,406

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$161,063	$161,063	$—	$—
Financial instruments owned, at fair value:
ETFs	81,737	81,737	—	—
Pass-through GSEs	6,053	—	6,053	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,402	—	5,402	—
Equities	11,824	11,824	—	—
Fixed income	2,101	1,138	963	—
Total	$268,180	$255,762	$12,418	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,035	$—	$—	$8,035
Liabilities:
Recurring fair value measurements:
Contingent consideration	$11,844	$—	$—	$11,844

_____________________________

(1)	Fair value determined on September 10, 2025. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.
16

Recurring Fair Value Measurements – Methodology

Cash equivalents (Note 4) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days, certain digital assets that are readily convertible into known amounts of cash and subject to insignificant risk of changes in value (including USDC and USDW), as well as institutional money market funds that invest in short-term, high-quality U.S. Treasury and government agency securities and aim to maintain a stable $1.00 net asset value per share. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

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

Contingent consideration (Note 10) – This liability represents contingent consideration arising from the Ceres Acquisition which is measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy as the valuation incorporates significant unobservable inputs. Fair value is estimated using a Monte Carlo simulation model, which incorporates a range of potential revenue outcomes over the earnout measurement period and estimates the probability-weighted present value of expected future payments. Significant assumptions used in the valuation include compound annual growth rate (“CAGR”), revenue volatility and revenue discount rate.

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Other Investments:
Beginning balance	$—	$687
Net unrealized gains(1)	—	68
Ending balance	$—	$755
Contingent Consideration:
Beginning balance	$11,844	$—
Remeasurement(2)	2,562	—
Ending balance	$14,406	—

_____________________________

(1)	Recorded in impairments and other losses, net in the Consolidated Statements of Operations.
(2)	Recorded in remeasurement of contingent consideration in the Consolidated Statements of Operations.

6. Financial instruments owned

These instruments consist of the following:

	March 31, 2026	December 31, 2025
Financial instruments owned
Trading securities	$48,044	$87,790
Other assets—seed capital (WisdomTree Digital Funds)	17,193	19,327
Total	$65,237	$107,117

The Company recognized net trading losses on financial instruments owned that were still held at the reporting dates of $779 and $545 during the three months ended March 31, 2026 and 2025, respectively, which were recorded in other losses, net, in the Consolidated Statements of Operations.

7. Investments

The following table sets forth the Company’s investments:

	March 31, 2026		December 31, 2025
	Carrying Value	Cost	Carrying Value	Cost
Fnality International Limited—Series B-1 Preference Shares	$7,953	$8,091	$8,116	$8,091
Fnality International Limited—Series C-1 Preference Shares	14,170	14,227	14,459	14,227
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	4,000	4,000
Other investments	2,500	2,500	2,500	2,500
Total	$28,623	$28,818	$29,075	$28,818

The Company owns approximately 7.3% (or 6.2% on a fully-diluted basis) of capital stock of Fnality International Limited (“Fnality”), a company incorporated in England and Wales and focused on creating a peer-to-peer digital wholesale settlement ecosystem comprised of a consortium of financial institutions, offering real time cross-border payments from a single pool of liquidity. The Company’s ownership interest is represented by 2,340,378 Series B-1 Preference Shares (“Fnality B-1 Shares”) and 3,029,294 Series C-1 Preference Shares (“Fnality C-1 Shares”). The Fnality B-1 Shares resulted from the conversion of the Company’s investment of £6,000 ($8,091) in convertible notes upon Fnality’s qualified equity financing which occurred in October 2023. The Fnality C-1 Shares resulted from (i) a new investment made by the Company in the amount of £10,000 ($13,553) as part of a qualified equity financing that occurred in September 2025, and (ii) the conversion of a previously outstanding convertible note issued by Fnality. The Fnality B-1 Shares and the Fnality C-1 Shares are convertible into ordinary shares at the option of the Company and contain various rights and protections. The Fnality B-1 Shares carry a 1.0x liquidation preference, while the Fnality C-1 Shares carry a 1.5x liquidation preference, which may be reduced to 1.0x upon the occurrence of certain conditions, such as receipt of specified regulatory approvals or a subsequent qualified equity financing.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. Net unrealized (losses)/gains recognized on this investment were ($452) and $247 during the three months ended March 31, 2026 and 2025, respectively, due to changes in the British pound to U.S. dollar exchange rate. These results are recorded in other (losses), net on the Consolidated Statements of Operations.

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

There was no impairment recognized on this investment during the three months ended March 31, 2026 and 2025 based upon a qualitative assessment.

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the three months ended March 31, 2026 based upon a qualitative assessment.

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

8. Fixed Assets, Net

The following table summarizes fixed assets:

	March 31, 2026	December 31, 2025
Equipment	$1,731	$1,714
Less: accumulated depreciation	(1,330)	(1,283)
Total	$401	$431

9. Convertible Notes

The Company has the following convertible notes outstanding as of March 31, 2026:

•	$75,000 in aggregate principal amount of the 2026 Notes;
•	$70,000 in aggregate principal amount of the 2029 Notes;
•	$475,000 in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”); and
•	$603,750 in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the “2031 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2031 Notes, the Company exchanged $75,000 in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275,000 in aggregate principal amount of the 2029 Notes for $302,675 in cash and 4,192,620 shares of common stock. As a result of these transactions, during the three months ended March 31, 2026, the Company recognized a loss totaling $62,302, comprised of a $16,922 loss on extinguishment associated with the repurchase of the 2026 Notes and a $45,380 inducement expense related to the repurchase of the 2029 Notes, which was accounted for as an induced conversion.

As of March 31, 2026, the Company had an aggregate principal amount of $1,223,750 outstanding of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2029 Notes	2030 Notes	2031 Notes
Principal outstanding	$75,000	$70,000	$475,000	$603,750
Issuance date	June 14, 2021	August 13, 2024	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2029	August 15, 2030	October 1, 2031
Interest rate	3.25%	3.25%	4.625%	4.50%
Initial conversion price	$11.04	$11.82	$19.15	$21.58
Initial conversion rate	90.5797	84.5934	52.2071	46.3306
Redemption price	$14.35	$15.37	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on June 15 and December 15 of each year for the 2026 Notes, on February 15 and August 15 of each year for the 2029 Notes and the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
19

•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026, May 15, 2029, May 15, 2030 and July 1, 2031 for the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026, May 15, 2029, May 15, 2030 and July 1, 2031 in respect of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
•	Redemption dates: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after June 20, 2023, August 20, 2026, August 20, 2027 and April 6, 2028 in respect of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 55th scheduled trading day with respect to the 2026 Notes and the 2029 Notes and the 45th scheduled trading day with respect to the 2030 Notes and the 2031 Notes immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 144.9275 shares, 103.6269 shares, 75.7003 shares and 74.1282 shares of the Company’s common stock per $1,000 principal amount of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively (the equivalent of 98,835,989 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at March 31, 2026 and December 31, 2025:

	March 31, 2026					December 31, 2025
	2026 Notes	2029 Notes	2030 Notes	2031 Notes	Total	2026 Notes	2029 Notes	2030 Notes	Total
Principal amount	$75,000	$70,000	$475,000	$603,750	$1,223,750	$150,000	$345,000	$475,000	$970,000
Less: Unamortized issuance costs	(90)	(1,052)	(9,684)	(12,580)	(23,406)	(396)	(5,566)	(10,231)	(16,193)
Carrying amount	$74,910	$68,948	$465,316	$591,170	$1,200,344	$149,604	$339,434	$464,769	$953,807
Effective interest rate(1)	3.83%	3.70%	5.10%	4.88%	4.83%	3.83%	3.70%	5.10%	4.40%

_____________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes during the three months ended March 31, 2026 and 2025 was $10,788 and $4,986, respectively. Interest payable of $3,998 and $12,813 at March 31, 2026 and December 31, 2025, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) at March 31, 2026 and December 31, 2025 was $1,336,215 and $1,082,570, respectively.

At March 31, 2026, the if-converted value of the 2026 Notes and the 2029 Notes was $98,913 and $86,227, respectively, and the if-converted value of the 2030 Notes and the 2031 Notes did not exceed the principal amount. At December 31, 2025, the if-converted value of the 2026 Notes and the 2029 Notes was $165,625 and $355,799, respectively, and the if-converted value of the 2030 Notes did not exceed the principal amount.

10. Contingent Consideration

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

The fair value of the contingent consideration was $14,406 and $11,844 at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, the Company recognized a loss on remeasurement of $2,562 which was recognized in the Consolidated Statements of Operations. The fair value measurement of the contingent consideration is classified within Level 3 of the fair value hierarchy due to the valuation incorporating significant unobservable inputs. The actual amount payable may differ from the assumptions used to estimate fair value, which could result in material changes to the amount ultimately paid.

The table below presents the inputs used in the remeasurement of contingent consideration:

	Inputs
	March 31, 2026	December 31, 2025
Revenue CAGR through December 31, 2029	10.2%	8.4%
Revenue volatility	30%	30%
Revenue discount rate	13.0%	11.9%

In connection with the Ceres Acquisition, the sellers established a retention bonus plan for certain Ceres employees pursuant to which the greater of $3,050 or 10% of any earnout consideration in excess of $50,000 will be forfeited by the sellers and paid to participating employees, contingent upon their continued employment through earnout payment date. Any amounts forfeited due to employee attrition revert to the sellers. This compensation will be recognized over the service period with an equal and offsetting receivable from the sellers. Accrued compensation totaled $353 at March 31, 2026.

11. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

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

Under U.S. GAAP, the obligation was recorded at its present value of $38,835 utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is being amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. The carrying value of this obligation was $14,176 and $13,940 at March 31, 2026 and December 31, 2025, respectively.

Interest expense recognized during the three months ended March 31, 2026 and 2025 was $235 and $455, respectively, and is included as a component of total interest expense recognized on the Statements of Operations.

12. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended March 31,
	2026	2025
Lease cost
Operating lease cost	$456	$326
Short-term lease cost	23	52
Total lease cost	$479	$378
Other information
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$459	$325
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	0.5	1.0
Weighted-average discount rate—operating leases	6.0%	9.5%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at March 31, 2026 with respect to the Company’s operating lease liabilities:

Remainder of 2026	$1,656
2027	1,336
2028	429
Total future minimum lease payments (undiscounted)	$3,421

The following table reconciles the future minimum lease payments (disclosed above) at March 31, 2026 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,498
Lease liability—long term	841
Subtotal	2,339
Difference between undiscounted and discounted cash flows	1,082
Total future minimum lease payments (undiscounted)	$3,421

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

Since February 2022, all eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by investors related to the remaining appealed claims were approximately €14,530 ($16,690) at March 31, 2026.

The Company continues to assess the appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at March 31, 2026 and December 31, 2025.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	March 31, 2026	December 31, 2025
Carrying Amount—Assets:
Fnality International Limited (Note 7)	$22,123	$22,575
Maximum exposure to loss	$22,123	$22,575

15. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers:
Advisory fees	$134,880	$99,549
Management fees	5,231	—
Performance fees	2,955	—
Other	16,404	8,533
Total operating revenues	$159,470	$108,082

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

There are no contract assets or liabilities that arise in connection with the recognition of operating revenues. In addition, there are no costs incurred to obtain or fulfill the contracts with customers. See Note 16 for additional information regarding related party transactions.

Advisory Fees

A significant portion of the Company’s revenues from contracts with customers is derived primarily from investment advisory agreements with related parties (Note 16). These advisory fees are recognized over time, are earned from the Company’s ETPs and are calculated based on a percentage of the ETPs’ average daily net assets. There is no significant judgment in calculating amounts due which are invoiced monthly in arrears and are not subject to any potential reversal. Progress is measured using the practical expedient under the output method resulting in the recognition of revenue in the amount for which the Company has a right to invoice.

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers:
United States	$87,276	$69,469
Jersey	58,253	32,593
Ireland	13,941	6,020
Total operating revenues	$159,470	$108,082

16. Related Party Transactions

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

Ceres Services to Ceres Farms

Ceres provides investment advisory and other management services to Ceres Farms. In exchange for these services the Company earns management fees and performance fees as further disclosed in Note 15.

Accounts Receivable from Related Parties

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Receivable from WTT	$28,108	$26,410
Receivable from ManJer Issuers	8,940	7,905
Receivable from WMAI and WTICAV	10,399	9,104
Receivable from Ceres Farms	8,186	12,013
Total	$55,633	55,432

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

Revenues Earned from Related Parties

The following table summarizes revenues from services provided to related parties:

	Three Months Ended March 31,
	2026	2025
Advisory services provided to WTT	$78,440	$68,855
Advisory services provided to ManJer Issuers	42,499	24,674
Advisory services provided to WMAI and WTICAV	13,941	6,020
Management and performance fees earned from Ceres Farms	8,186	—
Total	$143,066	$99,549

Investments in WisdomTree Products

The Company has investments in certain WisdomTree products of $278,330 and $244,722 at March 31, 2026 and December 31, 2025, respectively. This includes $17,193 and $19,327, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital,” as well as $221,452 and $145,242, respectively, in the WisdomTree Treasury Money Market Digital Fund at March 31, 2026 and December 31, 2025.

Net unrealized and realized losses and gains related to trading WisdomTree products during the three months ended March 31, 2026 and 2025 were ($724) and $647, respectively, which are recorded in other losses, net on the Consolidated Statements of Operations.

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

RSAs/RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest ratably, on an annual basis, over three years. For non-employee directors, such awards generally vest on the one-year anniversary of the grant date.
Deferred RSUs:	Awards are valued based on the Company’s stock price on grant date and generally vest on the one-year anniversary of the grant date. The awards are issued pursuant to the Company’s Non-Employee Director Deferred Compensation Program and are settled based on timing elected by the recipient in advance.
PRSUs:	These awards cliff vest three years from the grant date and contain a market condition whereby the number of PRSUs ultimately vesting is tied to how the Company’s total shareholder return (“TSR”) compares to a peer group of other publicly traded asset managers over the three-year period. A Monte Carlo simulation is used to value these awards.

The number of PRSUs vesting ranges from 0% to 200% of the target number of PRSUs granted, as follows:

•	If the relative TSR is below the 25th percentile, then 0% of the target number of PRSUs granted will vest;
•	If the relative TSR is at the 25th percentile, then 50% of the target number of PRSUs granted will vest;
•	If the relative TSR is above the 25th percentile, then linear scaling is applied such that the percent of the target number of PRSUs vesting is 100% at the 50th percentile and capped at 200% of the target number of PRSUs granted for performance at the 85th percentile; and
•	If the Company’s TSR is negative, the target number of PRSUs vesting is capped at 100% regardless of the relative TSR percentile.

Stock-based compensation expense was $8,431 and $6,238, respectively, during the three months ended March 31, 2026 and 2025.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	March 31, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$37,647	1.75

A summary of stock-based compensation award activity (shares) during the three months ended March 31, 2026 is as follows:

	RSA	RSU		PRSU
Balance at January 1, 2026	4,372,897	279,549		1,427,859
Granted	1,012,575	73,115		254,042	(1)
Vested	(2,209,591)	(69,169)		(601,468	)(2)
Forfeited	(31,834)	—		—
Stock dividends accrued	—	255		1,537
Balance at March 31, 2026	3,144,047	283,750	(3)	1,081,970

_____________________________

(1)	Represents the target number of PRSUs granted and outstanding. The number of PRSUs that ultimately vest ranges from 0% to 200% of this amount. A Monte-Carlo simulation was used to value these awards using the following assumptions for the Company and the peer group: (i) beginning 90-day average stock prices; (ii) valuation date stock prices; (iii) historical stock price volatilities ranging from 21.84% to 34.34% (average 28.77%); (iv) correlation coefficients based upon the price data used to calculate the historical volatilities; (v) a risk free interest rate of 3.64%; and (vi) an expected dividend yield of 0.00%.
(2)	The payout on PRSUs vesting in January 2026 was 199%.
(3)	Includes 99,785 deferred RSUs that have vested.
26

18. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
Basic Earnings per Share	2026	2025
Net (loss)/income	$(23,131)	$24,629
Less: Income distributed to participating securities	—	—
Less: Undistributed income allocable to participating securities	—	(24)
Net (loss)/income available to common stockholders—Basic EPS	$(23,131)	$24,605
Weighted average common shares (in thousands)	138,005	142,580
Basic (loss)/earnings per share	$(0.17)	$0.17

	Three Months Ended March 31,
Diluted Earnings per Share	2026	2025
Net (loss)/income available to common stockholders	$(23,131)	$24,605
Add back: Undistributed income allocable to participating securities	—	24
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	(23)
Net (loss)/income available to common stockholders—Diluted EPS	$(23,131)	$24,606
Weighted average diluted shares (in thousands):
Weighted average common shares	138,005	142,580
Dilutive effect of common stock equivalents, excluding participating securities	—	3,799
Weighted average diluted shares, excluding participating securities (in thousands)	138,005	146,379
Diluted (loss)/earnings per share	$(0.17)	$0.17

Diluted (loss)/earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. During the three months ended March 31, 2026 there were no dilutive common stock equivalents as the Company reported a net loss for the period. Total antidilutive non-participating common stock equivalents were 14,951 and 1,025 for the three months ended March 31, 2026 and 2025, respectively (shares herein are reported in thousands).

There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three months ended March 31, 2025 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended March 31,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2026		2025
Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	138,005	(1)	146,545
Less: Participating securities:
Weighted average shares of common stock issuable upon conversion of the Series A Preferred Stock	—		—
Potentially dilutive restricted stock awards	—		(166)
Weighted average diluted shares used to calculate diluted (loss)/earnings per share as disclosed in the table above	138,005		146,379

_____________________________

(1)	Excludes 14,336 potentially dilutive non-participating common stock equivalents for the three months ended March 31, 2026 as the Company reported a net loss for the period.
27

19. Income Taxes

Effective Income Tax Rate – Three Months Ended March 31, 2026

The Company’s effective income tax rate during the three months ended March 31, 2026 was negative 58.6%, resulting in income tax expense of $8,549. Despite a pre-tax loss for the quarter, the Company recorded income tax expense primarily due to certain non-deductible amounts associated with the extinguishment of the Convertible Notes, which caused our effective tax rate to differ from the U.S. federal statutory rate of 21.0%. Other items impacting our effective tax rate included non-deductible executive compensation, partly offset by state and local taxes and tax windfalls associated with the vesting of stock-based compensation awards.

Effective Income Tax Rate – Three Months Ended March 31, 2025

The Company’s effective income tax rate during the three months ended March 31, 2025 was 18.9%, resulting in income tax expense of $5,739. The effective income tax rate differs from the federal statutory tax rate of 21.0% primarily due to tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09.

Three Months Ended March 31, 2026
United States—Federal	$—
United States—State and local	305
United Kingdom	7,341
Other	13
$7,659

Deferred Tax Assets

A summary of the components of the Company’s deferred tax assets at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Deferred tax assets:
Capital losses	$6,538	$6,689
Interest carryforward	2,833	—
Accrued expenses	2,821	6,584
Stock-based compensation	1,047	3,210
Acquisition costs	953	970
Operating lease liabilities	546	631
NOLs—Foreign	521	745
Other	290	289
Deferred tax assets	15,549	19,118
Deferred tax liabilities:
Software capitalization	938	912
Right of use assets—operating leases	543	627
Foreign currency translation adjustment	286	592
Goodwill and intangible assets	261	74
Unrealized gains	203	494
Fixed assets and prepaid assets	202	356
Unremitted earnings—European subsidiaries	92	65
Deferred tax liabilities	2,525	3,120
Total deferred tax assets less deferred tax liabilities	13,024	15,998
Less: Valuation allowance	(6,335)	(6,195)
Deferred tax assets, net	$6,689	$9,803

Capital Losses – U.S.

The Company’s tax effected capital losses at March 31, 2026 were $6,538. These capital losses expire between the years 2026 and 2028. The table below sets forth the aggregate changes in these capital losses:

Balance at January 1, 2026	$6,689
Expirations	—
Utilizations	(151)
Balance at March 31, 2026	$6,538

Net Operating Losses – Europe

One of the Company’s European subsidiaries generated net operating losses (“NOLs”) outside the U.S. These tax effected NOLs, all of which are carried forward indefinitely, were $521 at March 31, 2026.

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of March 31, 2026, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2021.

Uncertain Tax Positions

There were no unrecognized tax benefits at March 31, 2026 and December 31, 2025.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $92 and $65 at March 31, 2026 and December 31, 2025, respectively.

20. Shares Repurchased

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

During the three months ended March 31, 2026 and 2025, the Company repurchased 1,521,334 and 1,282,498 shares of its common stock, respectively, under this program for an aggregate cost of $24,963 and $12,714, respectively. Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of March 31, 2026, $225,037 remained under this program for future purchases.

21. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Total
Balance at January 1, 2026	$228,624
Changes	—
Balance at March 31, 2026	$228,624

Of the total goodwill of $228,624 at March 31, 2026, $85,042 is not deductible for tax purposes as the acquisitions that gave rise to the goodwill were structured as stock acquisitions. The remainder of the goodwill is deductible for U.S. tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at March 31, 2026
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Ceres intangible assets	143,500	(2,870)	140,630
Software development	10,803	(4,726)	6,077
Balance at March 31, 2026	$755,550	$(7,596)	$747,954

	Balance at December 31, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS Acquisition	$601,247	$—	$601,247
Ceres intangible assets	143,500	(1,435)	142,065
Software development	9,823	(4,178)	5,645
Balance at December 31, 2025	$754,570	$(5,613)	$748,957

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

As of March 31, 2026, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

2026	$4,305
2027	5,740
2028	5,740
2029	5,740
2030	5,740
2031 and beyond	113,365
Total expected amortization expense	$140,630

The weighted-average remaining useful life of the finite-lived intangible assets is 24.5 years.

Software Development (Finite-Lived)

Internally-developed software is amortized over a useful life of three years. During the three months ended March 31, 2026 and 2025, the Company recognized amortization expense on internally-developed software of $548 and $439, respectively.

As of March 31, 2026, expected amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

Remainder of 2026	$2,470
2027	1,963
2028	1,339
2029 and thereafter	305
Total expected amortization expense	$6,077

The weighted-average remaining useful life of the finite-lived intangible assets is 2.2 years.

22. Segment Information

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended March 31,
	2026	2025
Net (loss)/income	$(23,131)	$24,629

Adjusted Operating Income Margin
Operating revenues	$159,470	$108,082
Operating income	$59,350	$34,162
Add back: Amortization of intangible assets arising from the Ceres Acquisition	1,435	—
Add back: Acquisition-related costs	1,933	—
Adjusted operating income	$62,718	$34,162
Operating income margin	37.2%	31.6%
Adjusted operating income margin	39.3%	31.6%

Acquisition-related costs for the three months ended March 31, 2026 includes $1,933 of professional fees related to the Company’s agreement to acquire Atlantic House (defined below).

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

Information related to the Company’s products and services and geographical distribution of revenues is disclosed in Note 15.

23. Subsequent Events

On March 13, 2026, the Company and WisdomTree International Holdings Ltd (the “Buyer”), a wholly-owned subsidiary of the Company, entered into a Sale and Purchase Agreement (the “AH Purchase Agreement”) with Atlantic House Holdings Limited, a private limited company incorporated in England and Wales (“Atlantic House”), the shareholders of Atlantic House (together, the “Sellers”), the EBT Trustee and the Individual Guarantor (each as defined in the AH Purchase Agreement), pursuant to which the Buyer agreed to acquire from the Sellers all of the issued and outstanding share capital of Atlantic House (the “AH Acquisition”).

On May 1, 2026, the Buyer completed the AH Acquisition for a purchase price of £150,000 (approximately $200,000) in cash paid at the closing of the Acquisition (the “Closing”), and subject to customary post-closing adjustments to cash, indebtedness and working capital.

The AH Acquisition will be accounted for under the acquisition method of accounting in accordance with ASC 805, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Atlantic House based on the estimated fair values as of the closing date of the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and the other financial information included elsewhere in this Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below. For a more complete description of the risks noted above and other risks that could cause our actual results to materially differ from our current expectations, please see Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

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

Building on our heritage of innovation, we continue to broaden our capabilities beyond our core ETP business. We offer next-generation digital products and services related to tokenized real world assets and stablecoins, including digital funds, as well as our institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. We also have expanded into private assets through our acquisition of Ceres Partners, LLC (“Ceres”), a leading U.S.-based alternative asset manager specializing in farmland investments.

As of March 31, 2026, we managed approximately $152.6 billion in AUM. Our products span a broad range of strategies including equities, commodities, fixed income, leveraged-and-inverse, cryptocurrency, currency, alternatives, and private assets. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost-effective benefits of passive management.

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

Acquisition of Atlantic House

On March 13, 2026, we and WisdomTree International Holdings Ltd (the “Buyer”), our wholly-owned subsidiary, entered into a Sale and Purchase Agreement (the “AH Purchase Agreement”) with Atlantic House Holdings Limited, a private limited company incorporated in England and Wales (“Atlantic House”), the shareholders of Atlantic House (the “Sellers”), the EBT Trustee and the Individual Guarantor (each as defined in the AH Purchase Agreement) pursuant to which we agreed to acquire from the Sellers all of the issued and outstanding share capital of Atlantic House (the “AH Acquisition”), subject to the terms and conditions set forth therein.

Atlantic House is a London-based active manager specializing in defined outcome and derivatives-driven investment strategies, with approximately £2.9 billion (approximately $3.9 billion) in assets under management, plus additional revenues from £1.5 billion (approximately $2.0 billion) in assets under advisement across managed models, as well as structuring fees from bespoke investment solutions.

On May 1, 2026, the Buyer completed the AH Acquisition for £150.0 million (approximately $200.0 million) in cash subject to customary post-closing adjustments to cash, indebtedness and working capital.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equity, commodities and currency, fixed income, leveraged-and-inverse, alternatives and cryptocurrency. The chart below sets forth the asset mix of our ETPs at March 31, 2026, December 31, 2025 and March 31, 2025:

Market Environment

The first quarter of 2026 was characterized by elevated global volatility and geopolitical tensions, particularly the escalation of conflict in the Middle East. Although the U.S. and global economies showed resilience, global equity markets declined modestly, reflecting weakness in certain U.S. technology stocks and a shift in investor sentiment as the quarter progressed. Higher oil prices drove commodities to outperform and contributed to renewed inflation concerns, leading to a repricing of interest rate expectations. Government bonds experienced a sell-off as yields rose in response to these inflationary pressures.

During the quarter, the MSCI EAFE Index (local currency), MSCI Japan Index (local currency) and gold prices increased by 0.3%, 3.0% and 5.5%, respectively, while the S&P 500, MSCI EMU Index (local currency) and MSCI Emerging Markets Index (U.S. dollar) decreased by 4.3%, 2.4% and 0.1%, respectively. The U.S. dollar weakened 2.4%, 2.0% and 2.2% versus the euro, British pound and Japanese yen, respectively, during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $405.2 billion for the three months ended March 31, 2026. U.S. equity and fixed income gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $93.6 billion for the three months ended March 31, 2026. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $88.5 billion at December 31, 2025 to $90.9 billion at March 31, 2026 due to net inflows, partly offset by market depreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $53.3 billion at December 31, 2025 to $58.8 billion at March 31, 2026 due to net inflows and market appreciation.

Digital Assets

The AUM of our digital assets products increased from $0.8 billion at December 31, 2025 to $0.9 billion at March 31, 2026 due to net inflows. Substantially all Q1 2026 inflows were into the WisdomTree Treasury Money Market Digital Fund.

Private Assets

Through our acquisition of Ceres on October 1, 2025 (the “Ceres Acquisition”), we acquired $1.8 billion of private assets AUM primarily held within an open-ended investment fund, Ceres Farms, LLC (“Ceres Farms”). This AUM increased by approximately $0.1 billion to $2.0 billion at March 31, 2026, due to $75.0 million of inflows and market appreciation.

Consolidated Operating Results

The following table sets forth our revenues and net (loss)/income for the most recent five quarters.

•	Revenues – Total revenues increased 47.5% from the three months ended March 31, 2025 to $159.5 million in the comparable period in 2026, driven by higher average AUM, a higher average advisory fee, revenues arising from the Ceres Acquisition and increased other revenues from our European listed ETPs.
•	Expenses – Total operating expenses increased 35.4% from the three months ended March 31, 2025 to $100.1 million in the comparable period in 2026 primarily due to higher incentive compensation and headcount, as well as increases in fund management and administration expenses, acquisition-related costs, third-party distribution fees and amortization of intangible assets.
•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, loss on extinguishment of convertible notes, impairments and other losses. Further information is provided herein.
•	Net (loss)/income – We reported net (loss)/income of ($23.1) million and $24.6 million during the three months ended March 31, 2026 and 2025, respectively.

Guidance Update for the Year Ending December 31, 2026

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2026 is currently estimated to range from 26% to 28% (unchanged from our guidance provided last quarter) and takes into consideration the AH Acquisition, planned hires as well as year-end compensation adjustments and the annualization of hires made during 2025. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenues and operating income growth, margin expansion and our stock price performance in relation to our peers. A range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the three months ended March 31, 2026, our discretionary spending was $18.6 million. We currently estimate our discretionary spending for the year ending December 31, 2026 to range from $83.0 million to $89.0 million (previously $80.0 to $86.0 million) taking into consideration the AH Acquisition.

Not included in the guidance above is intangible amortization arising from the Ceres Acquisition of approximately $5.7 million, of which $1.4 million was recognized during the three months ended March 31, 2026.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 84.4% during the three months ended March 31, 2026. For the year ending December 31, 2026, we currently estimate that our gross margin percentage will be 83.0% to 84.0% (previously 82.0% to 83.0%) an increase of one percentage point reflecting current AUM levels and the AH Acquisition, including Atlantic House product launches in both Europe and the U.S. over the course of the year.

Third-Party Distribution Fees

We currently estimate third-party distribution expense to be approximately $20.0 million to $24.0 million for the year ending December 31, 2026 (previously $17.0 to $19.0 million), driven by higher AUM and elevated trading activity, primarily across our European platforms.

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2026 to be $54.0 million (previously $41.0 million) taking into consideration our current capital structure (see Note 9 to our consolidated financial statements for additional information). This guidance is inclusive of approximately $0.9 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council, in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2026 to be $10.0 million (previously $8.0 million), reflecting the forecasted level of our interest-earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% to 25.0% for the year ending December 31, 2026 (previously 24.0%), taking into consideration the AH Acquisition.

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 155.0 million and 158.0 million for the three months ending June 30, 2026, reflecting the full impact of the 11.0 million shares issued in connection with the extinguishment of $75.0 million in aggregate principal amount of 3.25% convertible senior notes due 2026 (the “2026 Notes”) and $275.0 million in aggregate principal amount of 3.25% convertible senior notes due 2029 (the “2029 Notes”). Weighted average diluted shares are anticipated to decline to approximately 154.0 million in the second half of the year, following the retirement of our remaining outstanding 2026 Notes and 2029 Notes, which we anticipate settling for cash.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
GLOBAL PRODUCTS ($ in millions)
Beginning of period assets	$144,525	$137,175	$109,779
Add: Digital Assets—Jan. 1, 2025	—	—	32
Add: Assets acquired—Ceres Acquisition	—	1,812	—
Inflows/(outflows)	5,934	(283)	3,052
Market appreciation	2,097	5,821	2,924
End of period assets	$152,556	$144,525	$115,787
Average assets during the period	$154,663	$140,686	$114,622
Average advisory fee during the period	0.36%	0.35%	0.35%
Revenue days	90	92	90
Number of products—end of the period	416	405	375 (1)
ETPs AND TOKENIZED PRODUCTS
U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$88,521	$88,293	$79,095
Inflows/(outflows)	2,643	(1,108)	1,847
Market (depreciation)/appreciation	(218)	1,336	(411)
End of period assets	$90,946	$88,521	$80,531
Average assets during the period	91,742	88,074	81,127
Number of ETFs—end of the period	90	85	78
EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$53,345	$48,290	$30,684
Inflows	3,118	609	1,104
Market appreciation	2,295	4,446	3,336
End of period assets	$58,758	$53,345	$35,124
Average assets during the period	$60,193	$50,102	$33,415
Number of ETPs—end of the period	306	300	280
DIGITAL ASSETS ($ in millions)
Beginning of period assets	$770	$592	$—
Add: Digital Assets—Jan. 1, 2025	—	—	32
Inflows	98	179	101
Market depreciation	(1)	(1)	(1)
End of period assets	$867	$770	$132
Average assets during the period	$781	$695	$80
Number of products—end of the period	19	19	17 (1)
PRIVATE ASSETS ($ in millions)
Beginning of period assets	$1,889	$—	$—
Add: Assets acquired—Ceres Acquisition	—	1,812	—
Inflows	75	37	—
Market appreciation	21	40	—
End of period assets	$1,985	$1,889	—
Average assets during the period	$1,947	$1,815	—
Number of products—end of the period	1	1	—
ETPs AND TOKENIZED PRODUCT CATEGORIES ($ in millions)
U.S. Equity
Beginning of period assets	$41,427	$40,977	$35,414
Add: Digital Assets—Jan. 1, 2025	—	—	9
Inflows	354	191	963
Market (depreciation)/appreciation	(270)	259	(758)
End of period assets	$41,511	$41,427	$35,628
Average assets during the period	$42,394	$41,161	$36,281
39

	Three Months Ended
	Mar. 31, 2026	Dec. 31, 2025	Mar. 31, 2025
Commodity & Currency
Beginning of period assets	$36,980	$31,705	$21,906
Add: Digital Assets—Jan. 1, 2025	—	—	1
Inflows/(outflows)	35	177	(159)
Market appreciation	3,295	5,098	3,739
End of period assets	$40,310	$36,980	$25,487
Average assets during the period	$41,458	$33,824	$23,993
International Developed Market Equity
Beginning of period assets	$25,616	$23,893	$17,602
Inflows	3,495	1,147	474
Market appreciation	75	576	102
End of period assets	$29,186	$25,616	$18,178
Average assets during the period	$29,349	$24,708	$18,275
Fixed Income
Beginning of period assets	$21,074	$22,509	$20,043
Add: Digital Assets—Jan. 1, 2025	—	—	21
Inflows/(outflows)	1,272	(1,358)	2,092
Market appreciation/(depreciation)	49	(77)	74
End of period assets	$22,395	$21,074	$22,230
Average assets during the period	$21,187	$21,422	$21,464
Emerging Market Equity
Beginning of period assets	$10,643	$10,855	$10,468
Outflows	(206)	(508)	(445)
Market (depreciation)/appreciation	(294)	296	(38)
End of period assets	$10,143	$10,643	$9,985
Average assets during the period	$10,902	$10,839	$10,072
Leveraged & Inverse
Beginning of period assets	$3,275	$2,913	$1,924
Inflows/(outflows)	565	(15)	116
Market (depreciation)/appreciation	(177)	377	93
End of period assets	$3,663	$3,275	$2,133
Average assets during the period	$3,785	$3,097	$2,083
Cryptocurrency
Beginning of period assets	$2,242	$3,168	$1,912
Add: Digital Assets—Jan. 1, 2025	—	—	1
Inflows/(outflows)	137	(117)	(89)
Market depreciation	(596)	(809)	(271)
End of period assets	$1,783	$2,242	$1,553
Average assets during the period	$2,021	$2,550	$1,900
Alternatives
Beginning of period assets	$1,379	$1,155	$510
Inflows	207	163	100
Market (depreciation)/appreciation	(6)	61	(17)
End of period assets	$1,580	$1,379	$593
Average assets during the period	$1,620	$1,270	$554

Headcount	357	360	315

_____________________________

(1)	Includes 17 digital assets products, which were launched prior to January 1, 2025.

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Selected Operating and Financial Information

	Three Months Ended March 31,			Percent
	2026	2025	Change	Change
AUM (in millions)
Average AUM	$154,663	$114,622	$40,041	34.9%
Operating Revenues (in thousands)
Advisory fees	$134,880	$99,549	$35,331	35.5%
Management fees	5,231	—	5,231	n/a
Performance fees	2,955	—	2,955	n/a
Other revenues	16,404	8,533	7,871	92.2%
Total operating revenues	$159,470	$108,082	$51,388	47.5%

Operating Revenues

Advisory fees

Advisory fee revenues increased 35.5% from $99.5 million during the three months ended March 31, 2025 to $134.9 million during the comparable period in 2026 due to higher average AUM and a higher average advisory fee. Our average advisory fee was 0.35% during the three months ended March 31, 2025 and 0.36% during the comparable period in 2026.

Management fees

Management fees were $5.2 million during the three months ended March 31, 2026 as a result of the Ceres Acquisition, which was completed in October 2025. We earn management fees in exchange for providing investment advisory and other management services to Ceres Farms.

Performance fees

Performance fees were $3.0 million during the three months ended March 31, 2026 as a result of the Ceres Acquisition, which was completed in October 2025. We earn performance fees based on a specified percentage of Ceres Farms’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements.

Other revenues

Other revenues increased 92.2% from $8.5 million during the three months ended March 31, 2025 to $16.4 million during the comparable period in 2026 due to higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Three Months Ended March 31,			Percent
(in thousands)	2026	2025	Change	Change
Compensation and benefits	$47,517	$33,788	$13,729	40.6%
Fund management and administration	24,880	20,714	4,166	20.1%
Marketing and advertising	5,392	4,813	579	12.0%
Sales and business development	4,197	4,137	60	1.5%
Professional fees	3,308	2,782	526	18.9%
Occupancy, communications and equipment	1,935	1,482	453	30.6%
Depreciation and amortization	2,096	540	1,556	288.1%
Third-party distribution fees	5,795	3,112	2,683	86.2%
Acquisition-related costs	1,933	—	1,933	n/a
Other	3,067	2,552	515	20.2%
Total operating expenses	$100,120	$73,920	$26,200	35.4%

	Three Months Ended March 31,
As a Percent of Revenues:	2026	2025
Compensation and benefits	29.9%	31.1%
Fund management and administration	15.6%	19.2%
Marketing and advertising	3.4%	4.5%
Sales and business development	2.6%	3.8%
Professional fees	2.1%	2.6%
Occupancy, communications and equipment	1.2%	1.4%
Depreciation and amortization	1.3%	0.5%
Third-party distribution fees	3.6%	2.9%
Acquisition-related costs	1.2%	—
Other	1.9%	2.4%
Total operating expenses	62.8%	68.4%

Compensation and benefits

Compensation and benefits expense increased 40.6% from $33.8 million during the three months ended March 31, 2025 to $47.5 million in the comparable period in 2026 due to higher stock-based compensation expense and increased headcount. Headcount was 315 and 357 at March 31, 2025 and 2026, respectively.

Fund management and administration

Fund management and administration expense increased 20.1% from $20.7 million during the three months ended March 31, 2025 to $24.9 million in the comparable period in 2026 primarily due to higher average AUM. We had 78 U.S. listed ETFs, 280 European listed ETPs and 17 tokenized products at March 31, 2025 compared to 90 U.S. listed ETFs, 306 European listed ETPs, 19 tokenized products and one private assets product at March 31, 2026.

Marketing and advertising

Marketing and advertising expense increased 12.0% from $4.8 million during the three months ended March 31, 2025 to $5.4 million in the comparable period in 2026 primarily due to higher spend related to our U.S. listed ETFs and digital assets.

Sales and business development

Sales and business development expense was essentially unchanged from the three months ended March 31, 2025.

Professional fees

Professional fees expense increased 18.9% from $2.8 million during the three months ended March 31, 2025 to $3.3 million in the comparable period in 2026 due to higher consulting fees and digital assets related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 30.6% from $1.5 million during the three months ended March 31, 2025 to $1.9 million in the comparable period in 2026 primarily due to increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 288.1% from $0.5 million during the three months ended March 31, 2025 to $2.1 million in the comparable period in 2026 primarily due to higher amortization of intangible assets arising from the Ceres Acquisition.

Third-party distribution fees

Third-party distribution fees expense increased 86.2% from $3.1 million during the three months ended March 31, 2025 to $5.8 million in the comparable period in 2026 due to growth in AUM and elevated trading activity across our various platforms.

Acquisition-related costs

During the three months ended March 31, 2026, we recorded $1.9 million of acquisition-related costs related to the AH Acquisition.

Other

Other expenses increased 20.2% from $2.6 million during the three months ended March 31, 2025 to $3.1 million in the comparable period in 2026 due to conferences, travel and office related expenses.

Other Income/(Expenses)

	Three Months Ended March 31,			Percent
(in thousands)	2026	2025	Change	Change
Interest expense	$(11,023)	$(5,441)	$(5,582)	102.6%
Interest income	2,592	1,897	695	36.6%
Remeasurement of contingent consideration	(2,562)	—	(2,562)	n/a
Loss on extinguishment of convertible notes	(62,302)	—	(62,302)	n/a
Other losses, net	(637)	(250)	(387)	154.8%
Total other expenses, net	$(73,932)	$(3,794)	$(70,138)	1,848.7%
	Three Months Ended March 31,
As a Percent of Revenues:	2026	2025
Interest expense	(6.9%)	(5.1%)
Interest income	1.6%	1.8%
Remeasurement of contingent consideration	(1.6%)	—
Loss on extinguishment of convertible notes	(39.1%)	—
Other losses, net	(0.4%)	(0.2%)
Total other expenses, net	(46.4%)	(3.5%)

Interest expense

Interest expense increased 102.6% from $5.4 million during the three months ended March 31, 2025 to $11.0 million in the comparable period in 2026 due to a higher level of debt outstanding. Our effective interest rate during the three months ended March 31, 2025 and 2026 was 3.9% and 4.4%, respectively.

Interest income

Interest income increased 36.6% from $1.9 million during the three months ended March 31, 2025 to $2.6 million in the comparable period in 2026 due to a higher level of interest earning assets.

Remeasurement of contingent consideration

Contingent consideration related to the Ceres Acquisition increased from $11.8 million on December 31, 2025 to $14.4 million at March 31, 2026, resulting in a $2.6 million loss on remeasurement recognized during the three months ended March 31, 2026. See Note 10 to our Consolidated Financial Statements for additional information.

Loss on extinguishment of convertible notes

During the three months ended March 31, 2026, we recognized a $62.3 million loss related to transactions involving our convertible notes, comprised of a loss on extinguishment of $16.9 million associated with the repurchase of $75.0 million in aggregate principal amount of our 2026 Notes and a $45.4 million inducement expense related to the repurchase of $275.0 million in aggregate principal amount of our 2029 Notes.

Other losses, net

Other losses, net were ($0.3) million and ($0.6) million during the three months ended March 31, 2025 and 2026, respectively. The three months ended March 31, 2026 includes net losses of $0.9 million on our financial instruments and net losses of $0.5 million on our investments. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the first quarter of 2026 was negative 58.6%, resulting in income tax expense of $8.5 million. Despite a pre-tax loss for the quarter, we recorded income tax expense primarily due to certain non-deductible amounts associated with the extinguishment of convertible notes, which caused our effective tax rate to differ from the U.S. federal statutory rate of 21.0%. Other items impacting our effective tax rate included non-deductible executive compensation, partly offset by state and local taxes and tax windfalls associated with the vesting of stock-based compensation awards.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

•	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
•	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. We exclude remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
•	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
•	Amortization of intangible assets and remeasurement of contingent consideration arising from the Ceres Acquisition: On October 1, 2025, we completed the Ceres Acquisition for aggregate consideration consisting of (i) $275 million in cash payable at closing, subject to customary post-closing adjustments and (ii) contingent consideration of up to $225 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenues of 12% to 22% during the measurement period of January 1, 2025 through December 31, 2029. GAAP requires contingent consideration to be re-measured each reporting period with changes in fair value reported in net income. In addition, a portion of the consideration totaling $143.5 million was allocated to intangible assets, which is amortized over 25 years. We exclude changes in fair value of contingent consideration and amortization of intangible assets arising from the Ceres Acquisition when calculating our non-GAAP financial measurements as these items are not core to our operating business.
•	Other items: Losses related to convertible notes transactions, changes in deferred tax asset valuation allowance, acquisition-related costs, imputed interest on our payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) and gains and losses recognized on our investments are excluded when calculating our non-GAAP financial measurements.

	Three Months Ended
	Mar. 31, 2026	Mar. 31, 2025
Adjusted Net Income and Diluted Earnings per Share:
Net (loss)/income, as reported	$(23,131)	$24,629
Add back: Losses related to convertible notes transactions, net of income taxes	62,280	—
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(4,421)	(2,083)
Add back: Increase in fair value of contingent consideration, net of income taxes	1,940	—
Add back: Acquisition-related costs, net of income taxes	1,933	—
Add back: Amortization of intangible assets arising from the Ceres Acquisition, net of income taxes	1,087	—
Add back: Losses on financial instruments owned, net of income taxes	668	333
(Deduct)/add back: Foreign currency remeasurement (gains)/losses on U.S. dollar balances, net of income taxes	(435)	—
Add back/(deduct): Losses/(gains) recognized on investments, net of income taxes	342	(239)
Add back: Imputed interest on payable to GBH, net of income taxes	179	344
Add back: Increase in deferred tax asset valuation allowance on financial instruments owned and investments	151	30
Adjusted net income	$40,593	$23,014
Deduct: Income distributed to participating securities	—	—
Deduct: Undistributed income allocable to participating securities	—	(22)
Adjusted net income available to common stockholders	$40,593	$22,992
Weighted average diluted shares, excluding participating securities (in thousands) (See Note 18 to our Consolidated Financial Statements)	152,372	146,379
Adjusted earnings per share—diluted	$0.27	$0.16

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	March 31, 2026	December 31, 2025
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$625,505	$311,732
Financial instruments owned, at fair value	65,237	107,117
Accounts receivable	66,112	64,452
Total: Liquid assets	756,854	483,301
Less: Consideration payable – AH Acquisition	(200,000)	—
Less: Total current liabilities	(168,129)	(282,056)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(17,193)	(19,327)
Less: Regulatory capital requirements	(40,027)	(38,861)
Total: Available liquidity	$331,505	$143,057
	Three Months Ended March 31,
	2026	2025
Cash Flow Data (in thousands):
Operating cash flows	$17,957	$6,370
Investing cash flows	38,639	(214)
Financing cash flows	258,775	(19,208)
Foreign exchange rate effect	(1,598)	2,234
Increase/(decrease) in cash, cash equivalents and restricted cash	$313,773	$(10,818)

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

Cash, cash equivalents and restricted cash increased by $313.8 million during the three months ended March 31, 2026 due to $603.75 million of proceeds from the issuance of the 2031 Notes, $45.6 million of proceeds from the sale of financial instruments owned, at fair value, and $18.0 million provided from operating activities. These increases were partly offset by $302.7 million used to repurchase a portion of the 2026 Notes and the 2029 Notes, $25.0 million used to repurchase our common stock, $12.6 million used to pay convertible notes issuance costs, $6.0 million used to purchase financial instruments owned, at fair value, $4.7 million used to pay dividends, $1.0 million used to pay for software development and $1.6 million from other activities.

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

Convertible Notes

We have the following convertible notes outstanding as of March 31, 2026:

•	$75.0 million in aggregate principal amount of the 2026 Notes;
•	$70.0 million in aggregate principal amount of the 2029 Notes;
•	$475.0 million in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”); and
•	$603.75 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the “2031 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between us and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2031 Notes, we exchanged $75.0 million in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275.0 million in aggregate principal amount of the 2029 Notes for $302.7 million in cash and 4,192,620 shares of common stock. As a result of these transactions, during the three months ended March 31, 2026, we recognized a loss totaling $62.3 million, comprised of a $16.9 million loss on extinguishment associated with the repurchase of the 2026 Notes and a $45.4 million inducement expense related to the repurchase of the 2029 Notes, which was accounted for as an induced conversion.

As of March 31, 2026, we had an aggregate principal amount of $1,223.75 million outstanding of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2026 Notes	2029 Notes	2030 Notes	2031 Notes
Principal outstanding	$75,000	$70,000	$475,000	$603,750
Issuance date	June 14, 2021	August 13, 2024	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	June 15, 2026	August 15, 2029	August 15, 2030	October 1, 2031
Interest rate	3.25%	3.25%	4.625%	4.50%
Initial conversion price	$11.04	$11.82	$19.15	$21.58
Initial conversion rate	90.5797	84.5934	52.2071	46.3306
Redemption price	$14.35	$15.37	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on June 15 and December 15 of each year for the 2026 Notes, on February 15 and August 15 of each year for the 2029 Notes and the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding March 15, 2026, May 15, 2029, May 15, 2030 and July 1, 2031 for the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after March 15, 2026, May 15, 2029, May 15, 2030 and July 1, 2031 in respect of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

•	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of our common stock.
•	Redemption dates: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after June 20, 2023, August 20, 2026, August 20, 2027 and April 6, 2028 in respect of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 55th scheduled trading day with respect to the 2026 Notes and the 2029 Notes and the 45th scheduled trading day with respect to the 2030 Notes and the 2031 Notes immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 144.9275 shares, 103.6269 shares, 75.7003 shares and 74.1282 shares of our common stock per $1,000 principal amount of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively (the equivalent of 98,835,989 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at March 31, 2026 was approximately $40.0 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the three months ended March 31, 2026, we repurchased 1,521,334 shares of our common stock under the repurchase program for an aggregate cost of $25.0 million. Currently, approximately $225.0 million remains under this program for future purchases.

Contractual Obligations

Acquisition of Atlantic House

On March 13, 2026, we and the Buyer entered into the AH Purchase Agreement with Sellers, the EBT Trustee and the Individual Guarantor (each as defined in the AH Purchase Agreement), pursuant to which the Buyer agreed to the AH Acquisition, subject to the terms and conditions set forth therein.

On May 1, 2026, the Buyer completed the AH Acquisition for £150.0 million (approximately $200.0 million) in cash subject to customary post-closing adjustments to cash, indebtedness and working capital.

Convertible Notes

We currently have $1,223.75 million in aggregate principal amount of Convertible Notes outstanding, of which $75.0 million, $70.0 million, $475.0 million and $603.75 million are scheduled to mature on June 15, 2026, August 15, 2029, August 15, 2030 and October 1, 2031, in respect of the 2026 Notes, the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

The fair value of the contingent consideration at March 31, 2026 was $14.4 million.

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

Payable to GBH

On November 20, 2023, we repurchased our Series C Preferred Stock from GBH for aggregate cash consideration of approximately $84.4 million. Under the terms of the transaction, we paid GBH $40 million on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date, of which $69.6 million has been paid to date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $3.4 million at March 31, 2026. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.

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

Indefinite-lived intangible assets are tested for impairment at least annually and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are impaired if their estimated fair value is less than their carrying value. We may rely on a qualitative assessment when performing our intangible asset impairment test. Otherwise, the impairment evaluation is performed at the lowest level of reasonably identifiable cash flows independent of other assets. The annual impairment testing date for our intangible assets is November 30th. The results of our most recent analysis identified no indicators of impairment to be recognized based upon a quantitative assessment (discounted cash flow analysis) which relied upon significant unobservable inputs including projected revenue growth rates of 3.0% and a weighted average cost of capital of 9.0%.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $268.2 million and $323.7 million as of December 31, 2025 and March 31, 2026, respectively. During the three months ended March 31, 2026, we recognized losses on these financial instruments of $0.9 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2026 Notes and the 2029 Notes, 4.625% for the 2030 Notes and 4.50% for the 2031 Notes. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the Ceres Acquisition, which was completed on October 1, 2025 (See Note 3 to our Consolidated Financial Statements).

Changes in Internal Control over Financial Reporting

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Ceres, which we acquired on October 1, 2025, as discussed in Note 3 to our Consolidated Financial Statements. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. As of the date of this Report, we are in the process of completing the integration of Ceres into our overall internal control over financial reporting, and have deferred our assessment of the internal control over financial reporting related to the Ceres Acquisition, which constituted 0.5% and 2.0% of total assets and net assets, respectively, at March 31, 2026, and 5.2% and 14.2% of revenues and net loss, respectively, for the three months ended March 31, 2026.

Notwithstanding the Ceres Acquisition, during the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding actual claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €14.5 million ($16.7 million), all of which have been resolved in our favor, of which two have been appealed.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

On October 27, 2025, our Board of Directors approved an increase of $190.0 million to our share repurchase program, bringing the total authorization to $250.0 million, which expires on April 27, 2028. During the three months ended March 31, 2026, we repurchased 1,521,334 shares of our common stock under this program for an aggregate cost of approximately $25.0 million. As of March 31, 2026, $225.0 million remained available under the program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
January 1, 2026 to January 31, 2026	1,521,334	$16.41	1,521,334
February 1, 2026 to February 28, 2026	—	$—	—
March 1, 2026 to March 31, 2026	—	$—	—
Total	1,521,334	$16.41	1,521,334	$225,037
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1* +	Equity Purchase Agreement by and among the Registrant, WisdomTree Farmland Holdings, Inc., Ceres Partners, LLC, the Sellers and the Sellers’ Representative, dated July 31, 2025 (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025)
2.2* +	Sale and Purchase Agreement by and among the Company, WisdomTree International Holdings Ltd, Atlantic House Holdings Limited, the shareholders of Atlantic House, the EBT Trustee and the Individual Guarantor (each as defined therein), dated March 13, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
2.3* +	Management Warranty Deed relating to Atlantic House Holdings Limited between the Warrantors (as defined therein) and WisdomTree International Holdings Ltd, dated March 13, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.9	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.10	Indenture, dated as of August 14, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
4.11	Form of Global Note, representing the Registrant’s 4.625% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
53

Exhibit Number	Description
4.12	Indenture, dated as of March 30, 2026, by and between WisdomTree, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
4.13	Form of Global Note, representing WisdomTree, Inc.’s 4.50% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended March 31, 2026, formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2026 (Unaudited) and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and March 31, 2025 (Unaudited); (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits contained in this document have been omitted and will be furnished to the SEC supplementally upon request.
+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 6th day of May 2026.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE, INC.

By:	/s/ Petranka Badova Radev
Petranka Badova Radev
Chief Accounting Officer (Principal Accounting Officer)

