Form 10-Q
period 2026-06-30
WisdomTree, Inc.
filed 2026-08-05
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to___ .

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

As of August 3, 2026, there were 151,512,111 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect our results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in subsequent reports filed with or furnished to the Securities and Exchange Commission, or the SEC. If one or more of these or other risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Report and the documents that we reference in this Report and have filed with the U.S. Securities and Exchange Commission as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $120,117 and $145,242 invested in the WisdomTree Treasury Money Market Digital Fund at June 30, 2026 and December 31, 2025) (Note 4)	$294,814	$311,732
Financial instruments owned, at fair value (including $31,871 and $99,480 invested in WisdomTree products at June 30, 2026 and December 31, 2025, respectively) (Note 6)	37,652	107,117
Accounts receivable (including $61,151 and $55,432 due from related parties at June 30, 2026 and December 31, 2025, respectively)	74,835	64,452
Income taxes receivable	498	—
Prepaid expenses	13,300	7,338
Other current assets	2,265	1,723
Total current assets	423,364	492,362
Fixed assets, net	593	431
Deferred tax assets, net (Note 19)	—	9,803
Investments (Note 7)	28,638	29,075
Right of use assets—operating leases (Note 12)	2,888	2,764
Goodwill (Note 21)	355,407	228,624
Intangible assets, net (Note 21)	833,006	748,957
Other noncurrent assets	1,275	925
Total assets	$1,645,171	$1,512,941
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Convertible notes—current	$17,851	$149,604
Fund management and administration payable	26,017	29,448
Compensation and benefits payable	39,104	52,435
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 11)	14,418	13,940
Income taxes payable	—	2,295
Operating lease liabilities (Note 12)	1,690	1,614
Accounts payable and other liabilities	42,273	32,720
Total current liabilities	141,353	282,056
Convertible notes—long term (Note 9)	1,057,600	804,203
Contingent consideration	15,766	11,844
Deferred tax liabilities, net (Note 19)	10,678	—
Operating lease liabilities (Note 12)	1,258	1,166
Total liabilities	1,226,655	1,099,269
Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 151,697 and 140,713 at June 30, 2026 and December 31, 2025, respectively	1,517	1,407
Additional paid-in capital	186,300	189,244
Accumulated other comprehensive (loss)/income	(2,627)	2,227
Retained earnings	233,326	220,794
Total stockholders’ equity	418,516	413,672
Total liabilities and stockholders’ equity	$1,645,171	$1,512,941

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Revenues:
Advisory fees	$146,300	$103,241	$281,180	$202,790
Management fees	5,369	—	10,600	—
Performance fees	5,964	—	8,919	—
Other revenues	19,527	9,380	35,931	17,913
Total revenues	177,160	112,621	336,630	220,703
Operating Expenses:
Compensation and benefits	43,718	32,827	91,235	66,615
Fund management and administration	30,229	21,252	55,109	41,966
Marketing and advertising	6,041	5,330	11,433	10,143
Sales and business development	4,938	4,232	9,135	8,369
Professional fees	4,098	3,177	7,406	5,959
Occupancy, communications and equipment	2,229	1,559	4,164	3,041
Depreciation and amortization	3,415	580	5,511	1,120
Third-party distribution fees	5,401	4,083	11,196	7,195
Acquisition-related costs	1,118	1,967	3,051	1,967
Other	4,162	2,982	7,229	5,534
Total operating expenses	105,349	77,989	205,469	151,909
Operating income	71,811	34,632	131,161	68,794
Other Income/(Expenses):
Interest expense	(14,852)	(5,490)	(25,875)	(10,931)
Interest income	3,203	2,090	5,795	3,987
Loss on repurchase of convertible notes (Note 9)	(6,623)	—	(68,925)	—
Remeasurement of contingent consideration (Note 10)	(1,360)	—	(3,922)	—
Other gains, net	6,368	638	5,731	388
Income before income taxes	58,547	31,870	43,965	62,238
Income tax expense	14,263	7,093	22,812	12,832
Net income	$44,284	$24,777	$21,153	$49,406
Earnings per share—basic	$0.30	$0.17	$0.15	$0.35
Earnings per share—diluted	$0.28	$0.17	$0.14	$0.34
Weighted-average common shares—basic	149,001	143,076	143,533	142,830
Weighted-average common shares—diluted	156,276	146,640	154,386	146,513
Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$44,284	$24,777	$21,153	$49,406
Other comprehensive (loss)/income
Foreign currency translation adjustment, net of income taxes	(3,696)	3,561	(4,854)	5,467
Other comprehensive (loss)/income	(3,696)	3,561	(4,854)	5,467
Comprehensive income	$40,588	$28,338	$16,299	$54,873

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Retained Earnings	Total
Balance—April 1, 2026	152,439	$1,524	$279,000	$1,069	$193,425	$475,018
Restricted stock issued and vesting of restricted stock units, net	748	8	(8)	—	—	—
Repurchase and maturity of convertible notes, net of income taxes (Note 9)	—	—	(74,554)	—	—	(74,554)
Shares repurchased	(1,490)	(15)	(25,912)	—	—	(25,927)
Stock-based compensation	—	—	7,774	—	—	7,774
Other comprehensive loss	—	—	—	(3,696)	—	(3,696)
Dividends	—	—	—	—	(4,383)	(4,383)
Net income	—	—	—	—	44,284	44,284
Balance—June 30, 2026	151,697	$1,517	$186,300	$(2,627)	$233,326	$418,516

	Three Months Ended June 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income	Retained Earnings	Total
Balance—April 1, 2025	147,034	$1,470	$263,818	$299	$150,044	$415,631
Restricted stock issued and vesting of restricted stock units, net	27	1	(1)	—	—	—
Stock-based compensation	—	—	5,527	—	—	5,527
Other comprehensive income	—	—	—	3,561	—	3,561
Dividends	—	—	—	—	(4,409)	(4,409)
Net income	—	—	—	—	24,777	24,777
Balance—June 30, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2026	140,713	$1,407	$189,244	$2,227	$220,794	$413,672
Restricted stock issued and vesting of restricted stock units, net	2,995	30	(30)	—	—	—
Repurchase and maturity of convertible notes, net of income taxes (Note 9)	—	—	(116,539)	—	—	(116,539)
Shares issued in connection with the repurchase of convertible notes maturing in 2026 and 2029 (Note 9)	11,000	110	148,280	—	—	148,390
Shares repurchased	(3,011)	(30)	(50,860)	—	—	(50,890)
Stock-based compensation	—	—	16,205	—	—	16,205
Other comprehensive loss	—	—	—	(4,854)	—	(4,854)
Dividends	—	—	—	—	(8,621)	(8,621)
Net income	—	—	—	—	21,153	21,153
Balance—June 30, 2026	151,697	$1,517	$186,300	$(2,627)	$233,326	$418,516

	Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,241	23	(23)	—	—	—
Shares repurchased	(1,282)	(13)	(12,701)	—	—	(12,714)
Stock-based compensation	—	—	11,765	—	—	11,765
Other comprehensive income	—	—	—	5,467	—	5,467
Dividends	—	—	—	—	(8,817)	(8,817)
Net income	—	—	—	—	49,406	49,406
Balance—June 30, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,153	$49,406
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repurchase of convertible notes	68,925	—
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(47,838)	(32,532)
Stock-based compensation	16,205	11,765
Depreciation and amortization	5,511	1,120
Increase in fair value of contingent consideration	3,922	—
Amortization of issuance costs—convertible notes	2,417	1,252
Gains on financial instruments owned, at fair value	(1,950)	(844)
Amortization of right of use asset	987	662
Imputed interest on payable to GBH	477	923
Losses/(gains) on investments	437	(920)
Deferred income taxes	118	4,206
Changes in operating assets and liabilities:
Accounts receivable	(5,367)	3,562
Income taxes payable	(3,166)	(4,770)
Prepaid expenses	(4,892)	(5,000)
Gold and other precious metals	48,787	31,543
Other assets	21	(143)
Fund management and administration payable	(3,200)	1,272
Compensation and benefits payable	(17,729)	(18,273)
Operating lease liabilities	(943)	(655)
Accounts payable and other liabilities	9,587	2,602
Net cash provided by operating activities	93,462	45,176
Cash flows from investing activities:
Cash paid—Atlantic House acquisition, net of cash acquired	(197,488)	—
Purchase of financial instruments owned, at fair value	(12,906)	(15,756)
Cash paid—software development	(1,913)	(1,323)
Purchase of fixed assets	(216)	(117)
Purchase of investments	—	(4,000)
Proceeds from the sale of financial instruments owned, at fair value	83,085	4,478
Proceeds from held-to-maturity securities maturing or called prior to maturity	—	6
Net cash used in investing activities	(129,438)	(16,712)
Cash flows from financing activities:
Repurchase of convertible notes	(510,188)	—
Common stock repurchased	(50,890)	(12,714)
Dividends paid	(9,023)	(8,923)
Issuance costs—convertible notes	(12,593)	—
Proceeds from the issuance of convertible notes	603,750	—
Excise taxes paid on common stock repurchased	—	(1,868)
Net cash provided by/(used in) financing activities	21,056	(23,505)
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,998)	7,523
Net (decrease)/increase in cash, cash equivalents and restricted cash	(16,918)	12,482
Cash, cash equivalents and restricted cash—beginning of year	311,732	181,191
Cash, cash equivalents and restricted cash—end of period	$294,814	$193,673
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$24,303	$13,468
Cash paid for interest	$20,164	$8,850

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a global financial innovator, offering a diverse suite of exchange-traded products (“ETPs”), models and solutions, private market investments and digital asset-related products. Building on its heritage of innovation, the Company offers next-generation digital products and services related to tokenized real world assets and stablecoins, including tokenized mutual funds (“Digital Funds”), as well as its institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime. We also have expanded into private assets through our acquisition of Ceres Partners, LLC, a leading U.S.-based alternative asset manager specializing in farmland investments, and into active investment strategies focused on defined outcome and derivatives-driven solutions through our acquisition of Atlantic House Holdings Limited (“Atlantic House”). The Company has the following wholly-owned operating subsidiaries:

•	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
•	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
•	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
•	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
•	WisdomTree Ireland Limited (“WT Ireland”) is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
•	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
•	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses a blockchain-integrated recordkeeping system to maintain a record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
•	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained state money transmitter licenses or the equivalent in all 50 states and the District of Columbia to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
11

•	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and a member of FINRA, facilitating transactions in WisdomTree Digital Funds and serving as the distributor for the WisdomTree Digital Funds. It is also authorized to sell shares of registered funds, including the WisdomTree Digital Funds, from its own inventory as principal.
•	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent uses a blockchain-integrated recordkeeping system for the ownership of WisdomTree Digital Fund shares.
•	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law and is licensed to engage in virtual currency business activity by the New York State Department of Financial Services.
•	Ceres Partners, LLC (“Ceres”) is an Indiana based investment adviser registered with the SEC, providing investment advisory and other management services to Ceres Farms, LLC (“Ceres Fund I”) and recently formed Ceres Farms Fund II, LP (“Ceres Fund II” and together with Ceres Fund I, the “Ceres Funds”), open-ended investment funds whose objective is to generate an attractive total return through the acquisition and management of farmland primarily in the midwestern U.S.
•	Ceres Securities, LLC is an Indiana based limited purpose broker-dealer registered with the SEC and a member of FINRA, that operates as a placement agent for the Ceres Funds, earning placement fees on sales of interests to investors it introduces.
•	Atlantic House Group Limited and its wholly owned subsidiary, Atlantic House Investments Limited, are U.K. based companies authorized and regulated by the Financial Conduct Authority. They provide investment management services to Atlantic House UCITS ICAV (“AHICAV”) in respect of the funds issued by AHICAV and to other funds, model portfolio services and bespoke derivative brokerage services to professional clients and financial advisers.
•	ASP Investment Management Limited is a U.K. based company that provides multi-asset model portfolios and fund solutions to U.K. financial advisers and wealth managers.

Acquisition of Atlantic House Holdings Limited

On March 13, 2026, the Company and WisdomTree International Holdings Ltd, a wholly-owned subsidiary of the Company (the “Purchaser”), entered into a Sale and Purchase Agreement (“Atlantic House Purchase Agreement”) with Atlantic House Holdings Limited (“Atlantic House”), the shareholders of Atlantic House (collectively, the “Sellers”), the EBT Trustee and the Individual Guarantor, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding share capital of Atlantic House, subject to the terms and conditions set forth therein.

On May 1, 2026, the Purchaser completed the Atlantic House acquisition for aggregate consideration consisting of £150,000 (approximately $200,000) in cash payable at closing, subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital. See Note 3 for additional information.

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

The financial results of Ceres and Atlantic House are included in the Company’s consolidated financial statements since their acquisition dates, October 1, 2025 and May 1, 2026, respectively (See Note 3).

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

Management and Performance Fees - Ceres

The Company earns management fees in exchange for Ceres providing investment advisory and other management services to the Ceres Funds. Management fees are generally calculated as a stated percentage of members’ capital account balances as of the last day of each calendar quarter, subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter. Management fees are recognized as revenue over time, as the performance obligation is satisfied.

Performance fees represent variable consideration and are earned based on a specified percentage of the Ceres Funds’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to claw back or reversal under the governing agreements.

Other Revenues

Other revenues include amounts earned from swap providers associated with certain of the Company’s European-listed ETPs, which are generally based on a percentage of the ETPs’ average daily net assets, and transaction-based income associated with flows into certain European-listed ETPs. Also included in other revenues are amounts the Company earns from Atlantic House’s managed models business, generally based on a percentage of assets under advisement, as well as structuring fees for bespoke investment solutions.

Revenue is recognized as the related services are performed. Asset-based fees are recognized over time, based on assets under advisement or net assets. Transaction-based revenues are recognized as the underlying transactions occur, while structuring fees are recognized upon issuance of the related structured product, at which point the Company’s performance obligation has been satisfied. Amounts are generally invoiced monthly or quarterly in arrears. The Company applies the practical expedient under the output method, recognizing revenue in the amount to which it has the right to invoice, as this corresponds directly with the value transferred to the client. There is no significant judgment in determining the transaction price, and the related revenues are not subject to significant reversal.

Marketing and Advertising

Marketing and advertising costs, including media advertising and production costs, are expensed when incurred.

Depreciation and Amortization

Depreciation and amortization is provided for using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment	3 to 5 years
Internally-developed software	3 years

The assets listed above are recorded at cost, less accumulated depreciation and amortization. See Note 21 for estimated useful lives of intangible assets.

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

Financial Instruments Owned (at Fair Value)

Financial instruments owned are classified as trading and are recorded on the trade date and measured at fair value. Changes in fair value are reported in other income/(expenses) in the period the change occurs.

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

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. These intangible assets are tested for impairment at the time of a triggering event, if one were to occur. Finite-lived intangible assets may be impaired when the estimated undiscounted future cash flows generated from the assets are less than their carrying amounts.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Net income available to common stockholders represents net income of the Company reduced by an allocation of earnings to participating securities and excise tax on stock repurchases. Unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities while they were outstanding and were included in the computation of EPS pursuant to the two-class method. Share-based payment awards that do not contain such rights are not deemed participating securities and are included in diluted shares outstanding (if dilutive).

Diluted EPS is calculated under the treasury stock method and the two-class method. The calculation that results in the lowest diluted EPS amount for the common stock is reported in the Company’s consolidated financial statements. The treasury stock method includes the dilutive effect of potential common shares including unvested stock-based awards. Potential common shares associated with the convertible notes were computed under the if-converted method. Potential common shares associated with the conversion option embedded in the convertible notes are dilutive when the Company’s average stock price exceeds the conversion price.

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

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. Transactions within the scope of this guidance require the fair value of consideration transferred in excess of the carrying amount of the converted debt to be recognized as an expense in the period of conversion, with the remaining consideration recognized as a reduction to equity. The guidance is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company adopted this guidance on January 1, 2026, and the impact of the adoption has been reflected in the financial statements and related disclosures.

3. Business Combination

Atlantic House

Summary

As previously disclosed in Note 1, on May 1, 2026, the Company completed the Atlantic House acquisition. Pursuant to the Atlantic House Purchase Agreement, the purchase price consisted of £150,000 (approximately $200,000) in cash payable at closing, subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital. After giving effect to such adjustments, the purchase consideration paid was £154,537 ($209,099).

Preliminary Purchase Price Allocation

The Atlantic House acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Atlantic House based on the estimated fair values as of the closing date of the acquisition. Because the acquisition closed on May 1, 2026, the purchase price allocation is preliminary and subject to refinement as the Company completes its valuation of certain assets acquired and liabilities assumed. A preliminary allocation of the consideration paid is presented below and includes the Company’s preliminary estimates of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the preliminary allocation of the purchase price as of the acquisition date:

Purchase consideration paid	$209,099
Total purchase price	$209,099

Allocation of consideration:
Cash and cash equivalents	$11,611
Other net tangible assets	444
Intangible assets(1)	88,458
Deferred tax liability(2)	(21,831)
Fair value of net assets acquired	$78,682

Goodwill resulting from the Atlantic House acquisition(3)	$130,417

_________________

(1)	Represents the preliminary purchase price allocation to management contracts ($70,776), customer relationships ($10,663), non-compete agreements ($4,724), trade names and trademarks ($1,350) and model distribution relationships ($945). Management contracts, customer relationships and model distribution relationships were valued using the multi-period excess earnings method based on the existing contractual rights, assets under management and customer relationships existing at the acquisition date. Significant unobservable inputs used to value the management contracts included a long-term revenue growth rate of 5.0%. The customer relationships and model distribution relationships included attrition assumptions of 15.0% and 10.0%, respectively. Trade names and trademarks were valued using the relief-from-royalty method assuming a royalty rate of 2.0%. Non-compete agreements were valued using the with-and-without method assuming probability of competition of 20.0%. See Note 21 for additional information, including the useful lives of these finite lived assets.
(2)	The acquired goodwill and intangible assets are not deductible for income tax purposes. Accordingly, the purchase price allocation includes a deferred tax liability for the difference between the assigned fair values and tax bases of the identifiable intangible assets, resulting in a corresponding increase to goodwill.
(3)	Goodwill arising from the Atlantic House acquisition primarily represents the expected future economic benefits associated with integrating Atlantic House’s investment management capabilities into the Company's existing business, including developing new products, broadening distribution through the Company’s existing U.S. and European sales channels and other future growth opportunities. Goodwill also includes the value attributable to the assembled workforce, which does not qualify for separate recognition.

Acquisition-related costs

The Company incurred acquisition-related costs associated with the Atlantic House acquisition of $1,118 and $3,051, respectively, during the three and six months ended June 30, 2026, the nature of which included professional advisor fees and stamp duty taxes.

Results of operations

Since the acquisition date of May 1, 2026, Atlantic House contributed revenues of $5,913 and income before taxes of $2,003 to the Company's consolidated results of operations for the three and six months ended June 30, 2026.

Ceres

Summary

On July 31, 2025, the Company and WisdomTree Farmland Holdings, LLC (formerly WisdomTree Farmland Holdings, Inc.), a wholly-owned subsidiary of the Company (the “Purchaser”), entered into an Equity Purchase Agreement (the “Ceres Purchase Agreement”) with Ceres, the members of Ceres (together, the “Sellers”), and an individual acting as the Sellers’ representative, pursuant to which the Purchaser agreed to acquire from the Sellers all of the issued and outstanding equity interests of Ceres, subject to the terms and conditions set forth therein.

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

Purchase Price Allocation

The Ceres acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Ceres based on the estimated fair values as of the closing date of the acquisition. An allocation of the consideration paid is presented below and includes the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash on hand, net of cash acquired	$270,346
Fair value of contingent consideration(1)	11,134
Total purchase price	$281,480

Allocation of consideration:
Ceres net liabilities assumed	$(3,803)
Intangible assets(2)	143,500
Fair value of net assets acquired	$139,697

Goodwill resulting from the Ceres acquisition(3)	$141,783

_________________

(1)	Measured at fair value using a Monte Carlo simulation. See below for additional information.
(2)	Represents purchase price allocated to a customary advisory agreement ($135,000) and trade name ($8,500) which were determined to have a finite-life (estimated useful life of 25 years). The customary advisory agreement was valued using the multi-period excess earnings method. This method relied upon significant unobservable inputs including a long-term revenue growth rate of approximately (0.1%) and a discount rate of 15.5%. The revenue growth rate contemplates that Ceres Fund I, the fund from which the Company derives revenues, has ceased accepting new capital, with future business expected to be allocated to Ceres Fund II. The trade name is finite-lived (estimated useful life of 25 years) and was valued using the relief-from-royalty method. Significant unobservable inputs include a long-term revenue growth rate of approximately 3.0%, a royalty rate of 2.0% and a discount rate of 15.5%.
(3)	Goodwill arising from the Ceres acquisition represents expected synergies from the integration of Ceres and the Company, including capital raising activities for a new farmland fund to be formed. Goodwill is not amortized for financial reporting purposes, and both goodwill and intangible assets are expected to be fully deductible for tax purposes.

Acquisition-related costs

The Company incurred acquisition-related costs associated with the Ceres acquisition of $1,967 during the three and six months ended June 30, 2025, the nature of which included professional advisor fees.

Supplemental Unaudited Pro Forma Financial Information

The following table presents unaudited supplemental pro forma financial information of the Company as if the Atlantic House and Ceres acquisitions had occurred on January 1, 2025. The unaudited pro forma financial information was derived from the historical financial results of the Company, Atlantic House and Ceres for all periods presented and was adjusted to give effect to pro forma adjustments that are directly attributable to the Atlantic House and Ceres acquisitions, factually supportable and expected to have a continuing impact on the combined results following the acquisitions.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$180,476	$130,124	$349,368	$253,053
Net income(1)	$46,894	$24,196	$27,282	$47,682

____________________________

(1)	Includes $2,400 of intangible amortization expense (net of income taxes) for the three months ended June 30, 2026 and 2025, and $4,800 of intangible amortization expense (net of income taxes) for the six months ended June 30, 2026 and 2025, respectively.

Significant adjustments reflected in the unaudited pro forma financial information include amortization expense associated with the acquired identifiable intangible assets, interest expense associated with acquisition financing, the elimination of nonrecurring acquisition-related costs directly attributable to the acquisitions, and the related income tax effects of the pro forma adjustments.

The unaudited supplemental pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Atlantic House and Ceres acquisitions occurred on January 1, 2025, nor is it necessarily indicative of future operating results.

4. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $294,814 and $311,732 at June 30, 2026 and December 31, 2025, respectively, $291,230 and $294,158 were held at three financial institutions. At June 30, 2026 and December 31, 2025, cash equivalents were approximately $120,282 and $161,063, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $48,112 and $38,861 at June 30, 2026 and December 31, 2025, respectively. Of these amounts, $11,917 and $11,700, at June 30, 2026 and December 31, 2025, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and six months ended June 30, 2026 and 2025, there were no transfers between Levels 2 and 3.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$120,282	$120,282	$—	$—
Financial instruments owned, at fair value:
ETFs	14,594	14,594	—	—
Pass-through GSEs	4,011	—	4,011	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	4,708	—	4,708	—
Equities	11,978	11,978	—	—
Fixed income	2,361	1,016	1,345	—
Total	$157,934	$147,870	$10,064	$—
Liabilities:
Recurring fair value measurements:
Contingent consideration	$15,766	$—	$—	$15,766

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$161,063	$161,063	$—	$—
Financial instruments owned, at fair value:
ETFs	81,737	81,737	—	—
Pass-through GSEs	6,053	—	6,053	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,402	—	5,402	—
Equities	11,824	11,824	—	—
Fixed income	2,101	1,138	963	—
Total	$268,180	$255,762	$12,418	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,035	$—	$—	$8,035
Liabilities:
Recurring fair value measurements:
Contingent consideration	$11,844	$—	$—	$11,844

____________________________

(1)	Fair value determined on September 10, 2025. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

These instruments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other Investments (Note 7)
Beginning balance	$—	$755	$—	$687
Net unrealized gains(1)	—	95	—	163
Ending balance	$—	$850	$—	$850
Contingent Consideration:
Beginning balance	$14,406	$—	$11,844	$—
Remeasurement(2)	1,360	—	3,922	—
Ending balance	$15,766	$—	$15,766	$—

____________________________

(1)	Recorded in other gains, net in the Consolidated Statements of Operations
(2)	Recorded in remeasurement of contingent consideration in the Consolidated Statements of Operations.

6. Financial instruments owned

These instruments consist of the following:

	June 30, 2026	December 31, 2025
Financial instruments owned
Trading securities	$18,605	$87,790
Other assets—seed capital (WisdomTree Digital Funds)	19,047	19,327
Total	$37,652	$107,117

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $787 and $8, respectively, during the three and six months ended June 30, 2026, and $1,110 and $503, respectively, during the comparable periods in 2025, which were recorded in other gains, net, in the Consolidated Statements of Operations.

7. Investments

The following table sets forth the Company’s investments:

	June 30, 2026		December 31, 2025
	Carrying Value	Cost	Carrying Value	Cost
Fnality International Limited—Series B-1 Preference Shares	$7,958	$8,091	$8,116	$8,091
Fnality International Limited—Series C-1 Preference Shares	14,180	14,227	14,459	14,227
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	4,000	4,000
Other investments	2,500	2,500	2,500	2,500
Total	$28,638	$28,818	$29,075	$28,818

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. Net unrealized gains/(losses) recognized on this investment were $15 and ($437), respectively, during the three and six months ended June 30, 2026 and $511 and $758, respectively, during the comparable periods in 2025, inclusive of changes in the British pound to U.S. dollar exchange rate.

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

There was no impairment recognized on this investment during the three and six months ended June 30, 2026 and 2025 based upon a qualitative assessment.

Quorus Inc.

In June 2025, the Company made a $4,000 strategic minority investment in Quorus Inc. (“Quorus”), a technology-driven asset manager and registered investment adviser with platform capabilities for delivering customizable tax-efficient portfolio solutions. In consideration of its investment, the Company received 3,798,562 shares of Series Seed-1 Preferred Stock representing approximately 23.3% ownership of Quorus (or 20.0% on a fully diluted basis). The shares of Series Seed-1 Preferred Stock are convertible into common stock at the option of the Company and contain various rights and protections, including non-cumulative dividend rights that participate on an as-converted, pari passu basis with the common stock, only payable if and when declared by the board of directors of Quorus, and a 1.0x non-participating liquidation preference that is senior to all other holders of capital stock of Quorus.

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the three and six months ended June 30, 2026 based upon a qualitative assessment.

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

8. Fixed Assets, Net

The following table summarizes fixed assets:

	June 30, 2026	December 31, 2025
Equipment	$2,164	$1,714
Less: accumulated depreciation	(1,571)	(1,283)
Total	$593	$431

9. Convertible Notes

The Company has the following convertible notes outstanding as of June 30, 2026:

•	$18,103 in aggregate principal amount of the 2029 Notes, to be redeemed in full for cash on September 2, 2026;
•	$475,000 in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”); and
•	$603,750 in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the “2031 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2031 Notes in March 2026, the Company exchanged $75,000 in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275,000 in aggregate principal amount of the 2029 Notes for $302,675 in cash and 4,192,620 shares of common stock. Additionally, in June 2026, the Company retired the remaining $75,000 in aggregate principal amount of the 2026 Notes and $51,897 in aggregate principal amount of the 2029 Notes for cash of $120,147 and $87,366, respectively. As a result of these transactions, the Company recognized the following:

•	During the three months ended June 30, 2026, the Company recognized a loss of $6,623 arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $74,554 was recorded as a reduction to equity as a result of this transaction, as well as the maturity of the remaining $75,000 aggregate principal amount of the 2026 Notes; and
•	During the six months ended June 30, 2026, the Company recognized a loss of $68,925, comprised of a loss on extinguishment of $16,922 associated with the repurchase of the 2026 Notes and a loss of $52,003 arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $116,539 was recorded as a reduction to equity resulting from these transactions, as well as the maturity of the remaining $75,000 aggregate principal amount of the 2026 Notes.

As of June 30, 2026, the Company had an aggregate principal amount of $1,096,853 outstanding of the 2029 Notes, the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2029 Notes	2030 Notes	2031 Notes
Principal outstanding	$18,103	$475,000	$603,750
Issuance date	August 13, 2024	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2029	August 15, 2030	October 1, 2031
Interest rate	3.25%	4.625%	4.50%
Initial conversion price	$11.82	$19.15	$21.58
Initial conversion rate	84.5934	52.2071	46.3306
Redemption price	$15.37	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029, May 15, 2030 and July 1, 2031 for the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029, May 15, 2030 and July 1, 2031 in respect of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.

•	Redemption dates: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2026, August 20, 2027 and April 6, 2028 in respect of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 55th scheduled trading day with respect to the 2029 Notes and the 45th scheduled trading day with respect to the 2030 Notes and the 2031 Notes immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 75.7003 shares and 74.1282 shares of the Company’s common stock per $1,000 principal amount of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively (the equivalent of 82,588,501 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
	2029 Notes	2030 Notes	2031 Notes	Total	2026 Notes	2029 Notes	2030 Notes	Total
Principal amount	$18,103	$475,000	$603,750	$1,096,853	$150,000	$345,000	$475,000	$970,000
Less: Unamortized issuance costs	(252)	(9,135)	(12,015)	(21,402)	(396)	(5,566)	(10,231)	(16,193)
Carrying amount	$17,851	$465,865	$591,735	$1,075,451	$149,604	$339,434	$464,769	$953,807
Effective interest rate(1)	3.70%	5.10%	4.88%	4.96%	3.83%	3.70%	5.10%	4.40%

______________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $14,610 and $25,398, respectively, during the three and six months ended June 30, 2026 and $5,022 and $10,008, respectively, during the comparable periods in 2025. Interest payable of $15,630 and $12,813 at June 30, 2026 and December 31, 2025, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) at June 30, 2026 and December 31, 2025 was $1,285,987 and $1,082,570, respectively.

At June 30, 2026, the if-converted value of the 2029 Notes was $25,945 and the if-converted value of the 2030 Notes and the 2031 Notes did not exceed the principal amount. At December 31, 2025, the if-converted value of the 2026 Notes and the 2029 Notes was $165,625 and $355,799, respectively, and the if-converted value of the 2030 Notes did not exceed the principal amount.

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

The fair value of the contingent consideration was $15,766 and $11,844 at June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, the Company recognized a loss on remeasurement of $1,360 and $3,922, respectively, which was recognized in the Consolidated Statements of Operations. The fair value measurement of the contingent consideration is classified within Level 3 of the fair value hierarchy due to the valuation incorporating significant unobservable inputs. The actual amount payable may differ from the assumptions used to estimate fair value, which could result in material changes to the amount ultimately paid.

The table below presents the inputs used in the remeasurement of contingent consideration:

	Inputs
	June 30, 2026	December 31, 2025
Revenue CAGR through December 31, 2029	10.3%	8.4%
Revenue volatility	30%	30%
Revenue discount rate	13.3%	11.9%

In connection with the Ceres acquisition, the sellers established a retention bonus plan for certain Ceres employees pursuant to which the greater of $3,050 or 10% of any earnout consideration in excess of $50,000 will be forfeited by the sellers and paid to participating employees, contingent upon their continued employment through earnout payment date. Any amounts forfeited due to employee attrition revert to the sellers. This compensation will be recognized over the service period with an equal and offsetting receivable from the sellers. Accrued compensation totaled $529 at June 30, 2026.

11. Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”)

On November 20, 2023, the Company repurchased all of its then-outstanding Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”), which was convertible into 13,087,000 shares of the Company’s common stock, from GBH, a subsidiary of WGC, for aggregate cash consideration of approximately $84,411. Under the terms of the transaction, the Company paid GBH $40,000 on the closing date, with the remainder of the purchase price payable in equal, interest-free installments on the first, second and third anniversaries of the closing date. The implied price per share was $6.02 when considering the interest-free financing element of the transaction. The investor rights agreement that the Company and GBH entered into in May 2023 in connection with the issuance of the Series C Preferred Stock, which provided GBH with certain rights and obligations with respect to the shares, including registration rights, was terminated in this transaction.

Under U.S. GAAP, the obligation was recorded at its present value of $38,835 utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is being amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. The carrying value of this obligation was $14,418 and $13,940 at June 30, 2026 and December 31, 2025, respectively.

Interest expense recognized was $242 and $477, respectively, during the three and six months ended June 30, 2026 and $468 and $923, respectively, during the comparable periods in 2025 and is included as a component of total interest expense recognized on the Statements of Operations.

12. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$531	$337	$987	$662
Short-term lease cost	100	43	123	95
Total lease cost	$631	$380	$1,110	$757
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$484	$329	$943	$655
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.8	1.8	1.8	1.8
Weighted-average discount rate—operating leases	7.9%	6.6%	7.9%	6.6%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at June 30, 2026 with respect to the Company’s operating lease liabilities:

Remainder of 2026	$1,115
2027	1,385
2028	397
2029	188
Total future minimum lease payments (undiscounted)	$3,085

The following table reconciles the future minimum lease payments (disclosed above) at June 30, 2026 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,690
Lease liability—long term	1,258
Subtotal	2,948
Difference between undiscounted and discounted cash flows	137
Total future minimum lease payments (undiscounted)	$3,085

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

Since February 2022, all eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by investors related to the remaining appealed claims were approximately €15,240 ($17,390) at June 30, 2026.

The Company continues to assess the appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at June 30, 2026 and December 31, 2025.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	June 30, 2026	December 31, 2025
Carrying Amount—Assets:
Fnality International Limited (Note 7)	$22,138	$22,575
Maximum exposure to loss	$22,138	$22,575

15. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Advisory fees	$146,300	$103,241	$281,180	$202,790
Management fees	5,369	—	10,600	—
Performance fees	5,964	—	8,919	—
Other revenues	19,527	9,380	35,931	17,913
Total operating revenues	$177,160	$112,621	$336,630	$220,703

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

Management Fees

Management fees are earned in exchange for Ceres providing investment advisory and other management services to the Ceres Funds. Management fees are generally calculated as a stated percentage of members’ capital account balances as of the last day of each calendar quarter, subject to adjustment for any contractual waivers as well as contributions and redemptions arising in any particular quarter. Management fees are recognized as revenue over time, as the performance obligation is satisfied.

Performance Fees

Performance fees represent variable consideration and are earned based on a specified percentage of the Ceres Funds’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to claw back or reversal under the governing agreements.

Other Revenues

Other revenues include amounts earned from swap providers associated with certain of the Company’s European-listed ETPs, which are generally based on a percentage of the ETPs’ average daily net assets, and transaction-based income associated with flows into certain European-listed ETPs. Also included in other revenues are amounts the Company earns from Atlantic House’s managed models business, generally based on a percentage of assets under advisement, as well as structuring fees for bespoke investment solutions.

Revenue is recognized as the related services are performed. Asset-based fees are recognized over time, based on assets under advisement or net assets. Transaction-based revenues are recognized as the underlying transactions occur, while structuring fees are recognized upon issuance of the related structured product, at which point the Company’s performance obligation has been satisfied. Amounts are generally invoiced monthly or quarterly in arrears. The Company applies the practical expedient under the output method, recognizing revenue in the amount to which it has the right to invoice, as this corresponds directly with the value transferred to the client. There is no significant judgment in determining the transaction price, and the related revenues are not subject to significant reversal.

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
United States	$95,021	$69,812	$182,297	$139,281
Jersey	59,787	34,968	118,040	67,561
Ireland	16,439	7,841	30,380	13,861
United Kingdom	5,913	—	5,913	—
Total operating revenues	$177,160	$112,621	$336,630	$220,703

16. Related Party Transactions

Advisory Services

The Company’s advisory fee revenues are derived primarily from investment advisory agreements with related parties. Under these agreements, the Company has licensed to related parties the use of certain of its own indexes for the U.S. WisdomTree ETFs, WisdomTree Digital Funds and WisdomTree UCITS ETFs. The relevant boards of trustees or boards of directors (including certain officers of the Company) of each of the related parties are primarily responsible for overseeing the management and affairs of the entities for the benefit of their respective stakeholders and have contracted with the Company to provide for general management and administration services.

The Company is also responsible for certain expenses of some of its related parties, including the cost of transfer agency, custody, fund administration and accounting, legal, audit, and other non-distribution services, excluding extraordinary expenses, taxes and certain other expenses, which are included in fund management and administration in the Consolidated Statements of Operations. In exchange, the Company receives fees based on a percentage of the ETPs’ and the Digital Funds’ average daily net assets.

A majority of the independent members of the respective board of trustees or board of directors are required to initially and annually (after the first two years) approve the advisory agreements of the U.S. WisdomTree ETFs and the WisdomTree Digital Funds and these agreements may be terminated by such board of trustees or board of directors upon notice.

Ceres Services to the Ceres Funds

Ceres provides investment advisory and other management services to the Ceres Funds. In exchange for these services the Company earns management fees and performance fees as further disclosed in Note 15.

Accounts Receivable from Related Parties

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Receivable from WTT	$29,159	$26,410
Receivable from ManJer Issuers	7,729	7,905
Receivable from WMAI and WTICAV	11,146	9,104
Receivable from Ceres Funds	11,324	12,013
Receivable from AHICAV	1,793	—
Total	$61,151	$55,432

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

Revenues Earned from Related Parties

The following table summarizes revenues from services provided to related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Advisory services provided to WTT	$83,041	$69,242	$161,481	$138,097
Advisory services provided to ManJer Issuers	43,036	26,158	85,535	50,832
Advisory services provided to WMAI and WTICAV	16,439	7,841	30,380	13,861
Management and performance fees earned from Ceres Funds	11,333	—	19,519	—
Advisory services provided to AHICAV	3,784	—	3,784	—
Total	$157,633	$103,241	$300,699	$202,790

Investments in WisdomTree Products

The Company has investments in certain WisdomTree products of $151,988 and $244,722 at June 30, 2026 and December 31, 2025, respectively. This includes $19,047 and $19,327, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital,” as well as $120,117 and $145,242, respectively, in the WisdomTree Treasury Money Market Digital Fund at June 30, 2026 and December 31, 2025.

Net unrealized and realized gains/(losses) related to trading WisdomTree products were $582 and ($150), respectively, during the three and six months ended June 30, 2026 and $1,290 and $785, respectively, during the comparable periods in 2025. Such gains and losses are recorded in other gains, net on the Consolidated Statements of Operations.

Employee Investments in Ceres Funds

Employees of the Company have invested in the Ceres Funds, for which management and performance fees are waived. Such waived fees were immaterial to the Company’s Consolidated Statements of Operations.

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

Stock-based compensation expense was $7,774 and $16,205, respectively, during the three and six months ended June 30, 2026 and $5,527 and $11,765, respectively, during the comparable periods in 2025.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	June 30, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$43,320	1.58

A summary of stock-based compensation award activity (shares) during the three months ended June 30, 2026 is as follows:

	RSA	RSU		PRSU
Balance at April 1, 2026	3,144,047	283,750		1,081,970
Granted	752,510	22,036		—
Vested	(39,484)	—		—
Forfeited	(4,307)	—		—
Stock dividends accrued	—	209		1,651
Balance at June 30, 2026	3,852,766	305,995	(1)	1,083,621

____________________________

(1)	Includes 139,734 deferred RSUs that have vested.

18. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Earnings per Share	2026	2025	2026	2025
Net income	$44,284	$24,777	$21,153	$49,406
Less: Undistributed income allocable to participating securities	—	—	—	(24)
Net income available to common stockholders—Basic EPS	$44,284	$24,777	$21,153	$49,382
Weighted average common shares (in thousands)	149,001	143,076	143,533	142,830
Basic earnings per share	$0.30	$0.17	$0.15	$0.35

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted Earnings per Share	2026	2025	2026	2025
Net income available to common stockholders	$44,284	$24,777	$21,153	$49,382
Add back: Undistributed income allocable to participating securities	—	—	—	24
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	—	(23)
Net income available to common stockholders—Diluted EPS	$44,284	$24,777	$21,153	$49,383
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	149,001	143,076	143,533	142,830
Dilutive effect of common stock equivalents, excluding participating securities	7,275	3,564	10,853	3,601
Weighted average diluted shares, excluding participating securities (in thousands)	156,276	146,640	154,386	146,431
Diluted earnings per share	$0.28	$0.17	$0.14	$0.34

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. Total antidilutive non-participating common stock equivalents were 78 and 40, respectively, for the three and six months ended June 30, 2026 and 190 and 160, respectively, for the comparable periods in 2025 (shares herein are reported in thousands).

There were 3,581 and 7,133 potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and six months ended June 30, 2026, respectively. There were no potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and six months ended June 30, 2025 as the Company’s average stock price was lower than the conversion price.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months and six months ended June 30, 2026 and 2025, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2026	2025	2026	2025

Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	156,276	146,640	154,386	146,513
Less: Participating securities
Potentially dilutive restricted stock awards	—	—	—	(82)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	156,276	146,640	154,386	146,431

19. Income Taxes

Effective Income Tax Rate – Three and Six Months Ended June 30, 2026

The Company’s effective income tax rate during the three months ended June 30, 2026 was 24.4%, resulting in income tax expense of $14,263. The effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes.

The Company’s effective income tax rate during the six months ended June 30, 2026 was 51.9%, resulting in income tax expense of $22,812. The effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes, partly offset by tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings.

Effective Income Tax Rate – Three and Six Months Ended June 30, 2025

The Company’s effective income tax rate during the three months ended June 30, 2025 was 22.3%, resulting in income tax expense of $7,093. The effective income tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to state and local income taxes, partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the six months ended June 30, 2025 was 20.6%, resulting in income tax expense of $12,832. The effective income tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings. These items were partly offset by state and local income taxes.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09.

Six Months Ended June 30, 2026
United States—Federal	$6,207
United States—State and local	2,332
United Kingdom	15,017
Other	747
Total	$24,303

Deferred Tax Assets and Liabilities

A summary of the components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2026	December 31, 2025
Deferred tax assets:
Capital losses	$5,398	$6,689
Accrued expenses	4,599	6,584
Interest carryforward	4,168	—
Stock-based compensation	1,779	3,210
Acquisition costs	936	970
Foreign currency translation adjustment	698	—
Start-up expenses	645	289
Operating lease liabilities	459	631
NOLs—Foreign	—	745
Other	221	—
Deferred tax assets	18,903	19,118
Deferred tax liabilities:
Goodwill and intangible assets	22,041	74
Unrealized gains	1,053	494
Software capitalization	910	912
Fixed assets and prepaid assets	688	356
Right of use assets—operating leases	457	627
Unremitted earnings—European subsidiaries	87	65
Foreign currency translation adjustment	—	592
Deferred tax liabilities	25,236	3,120
Total deferred tax assets less deferred tax liabilities	(6,333)	15,998
Less: Valuation allowance	(4,345)	(6,195)
Deferred tax (liabilities)/assets, net	$(10,678)	$9,803

Capital Losses – U.S.

The Company’s tax effected capital losses at June 30, 2026 were $5,398. These capital losses expire in 2028. The table below sets forth the aggregate changes in these capital losses:

Balance at January 1, 2026	$6,689
Expirations	—
Utilizations	(1,291)
Balance at June 30, 2026	$5,398

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of June 30, 2026, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2021.

Uncertain Tax Positions

There were no unrecognized tax benefits at June 30, 2026 and December 31, 2025.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $87 and $65 at June 30, 2026 and December 31, 2025, respectively.

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

Aggregate repurchases of common stock under this program were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	1,489,990	—	3,011,324	1,282,498
Aggregate cost	$25,927	$—	$50,890	$12,714

Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of June 30, 2026, $199,110 remained under this program for future purchases.

21. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Item	Asset	Foreign Currency Translation	Adjusted Asset
Goodwill—ETFS acquisition	$85,042	$—	$85,042
Goodwill—Ceres acquisition	141,783	—	141,783
Goodwill—Atlantic House acquisition	130,417	(3,634)	126,783
Goodwill—Other	1,799	—	1,799
Balance at June 30, 2026	$359,041	$(3,634)	$355,407

Total goodwill recognized was $359,041, of which $215,459 is not deductible for tax purposes because the related acquisitions were structured as stock acquisitions. The remaining goodwill is deductible for U.S. federal income tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at June 30, 2026
Item	Gross Asset	Accumulated Amortization	Foreign Currency Translation	Net Asset
ETFS acquisition	$601,247	$—	$—	$601,247
Ceres intangible assets	143,500	(4,305)	—	139,195
Atlantic House intangible assets	88,458	(1,177)	(939)	86,342
Software development	11,582	(5,360)	—	6,222
Balance at June 30, 2026	$844,787	$(10,842)	$(939)	$833,006

	Balance at December 31, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Ceres intangible assets	143,500	(1,435)	142,065
Software development	9,823	(4,178)	5,645
Balance at December 31, 2025	$754,570	$(5,613)	$748,957

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

Atlantic House acquisition (finite-lived)

In connection with the Atlantic House acquisition, which was completed on May 1, 2026, the Company recognized the following intangible assets:

Intangible Asset	Useful Life (years)
Management contracts	25
Customer relationships	7
Non-compete agreements	3
Trade names and trademarks	1
Model distribution relationships	10

The Company recognized amortization expense on the identified intangible assets related to the above acquisitions of $2,612 and $4,047, respectively, during the three and six months ended June 30, 2026.

Software development (finite-lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $634 and $1,182, respectively, during the three and six months ended June 30, 2026 and $544 and $983, respectively, during the comparable periods in 2025.

As of June 30, 2026, estimated future amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

	Ceres intangible assets	Atlantic House intangible assets(1)	Software development	Total
2026	$2,870	$3,614	$1,416	$7,900
2027	5,740	6,346	2,439	14,525
2028	5,740	5,905	1,790	13,435
2029	5,740	4,876	577	11,193
2030	5,740	4,361	—	10,101
2031 and thereafter	113,365	60,408	—	173,773
Total expected amortization expense	$139,195	$85,510	$6,222	$230,927
Weighted-average remaining useful life (in years)	24.3	21.1	2.5

____________________________

(1)	Amounts related to Atlantic House have been translated using exchange rates in effect at June 30, 2026. Actual amortization expense recognized in future periods will vary due to changes in foreign currency exchange rates.

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$177,160	$112,621	$336,630	$220,703
Operating income	71,811	34,632	131,161	68,794
Add back: Ceres/Atlantic House intangible asset amortization	2,612	—	4,047	—
Add back: Acquisition-related costs	1,118	1,967	3,051	1,967
Adjusted operating income	$75,541	$36,599	$138,259	$70,761
Operating income margin	40.5%	30.8%	39.0%	31.2%
Adjusted operating income margin	42.6%	32.5%	41.1%	32.1%

Acquisition-related costs for the three and six months ended June 30, 2026 of $1,118 and $3,051, respectively, related to the Atlantic House acquisition, the nature of which included professional fees and stamp duty taxes. Acquisition-related costs for the three and six months ended June 30, 2025 include $1,967 of professional fees related to the Ceres acquisition.

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

Executive Summary

We are a global financial innovator, offering a diverse suite of ETPs, models and solutions, private market investments and digital asset-related products. Our offerings empower investors to shape their financial future and equip financial professionals to grow their businesses. Leveraging the latest financial infrastructure, we create products that emphasize access and transparency and provide an enhanced user experience. Building on our heritage of innovation, we continue to broaden our capabilities beyond our core ETP business. We offer next-generation digital products and services related to tokenized real-world assets and stablecoins, including digital funds, as well as our institutional platform, WisdomTree Connect, and blockchain-native digital wallet, WisdomTree Prime.

As of June 30, 2026, we managed approximately $162.9 billion in AUM. Our products span a broad range of strategies, including equities, commodities and currency, fixed income, alternatives, leveraged-and-inverse and cryptocurrency. Our offerings also include private assets, with a primary focus on farmland investments, as well as active investment strategies focused on defined outcome and derivatives-driven solutions. We have launched many first-to-market products and pioneered a unique alternative-weighting approach called “Modern Alpha” that combines the outperformance potential of active management with the cost-effective benefits of passive management.

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

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, commodities and currency, fixed income, alternatives, leveraged-and-inverse, private assets and cryptocurrency. The chart below sets forth the asset mix of our ETPs at June 30, 2026, March 31, 2026 and June 30, 2025:

Market Environment

Global financial markets recovered strongly during the second quarter of 2026 as geopolitical tensions moderated and investor risk appetite improved. Equity markets were led higher by technology-related companies, supported by continued investment in artificial intelligence and resilient corporate earnings. Fixed income markets remained focused on inflation and the outlook for monetary policy, with government bond yields remaining elevated amid ongoing uncertainty around future interest rate movements. Commodities retreated from first-quarter highs as energy prices declined, although geopolitical developments continued to present uncertainty for global markets.

During the quarter, the S&P 500, MSCI EAFE Index (local currency), MSCI EMU Index (local currency), MSCI Japan Index (local currency) and MSCI Emerging Markets Index (U.S. dollar) increased by 15.2%, 11.8%, 15.8%, 16.7% and 24.1%, respectively, while gold prices decreased by 12.6%. The U.S. dollar strengthened 0.7% and 1.4% versus the euro and Japanese yen, respectively, and weakened 0.1% versus the British pound during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $545.9 billion for the three months ended June 30, 2026. U.S. equity, fixed income and international equity gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $99.6 billion for the three months ended June 30, 2026. Equity and fixed income gathered the majority of those flows.

Source: Morningstar

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $90.9 billion at March 31, 2026 to $99.0 billion at June 30, 2026 due to market appreciation and net inflows.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $58.8 billion at March 31, 2026 to $61.1 billion at June 30, 2026 due to $4.1 billion of AUM arising from the acquisition of Atlantic House Holdings Limited (“Atlantic House”) and net inflows, partly offset by market depreciation.

Digital Assets

The AUM of our digital assets products decreased from $867 million at March 31, 2026 to $761 million at June 30, 2026 due to net outflows. Substantially all Q2 2026 outflows were from the WisdomTree Treasury Money Market Digital Fund.

Private Assets

The AUM of our private assets products was essentially unchanged from March 31, 2026.

Consolidated Operating Results

The following table sets forth our revenues and net (loss)/income for the most recent five quarters.

•	Revenues – Total revenues increased 57.3% from the three months ended June 30, 2025 to $177.2 million in the comparable period in 2026, driven by higher average AUM, a higher average advisory fee, revenues arising from the acquisitions of Ceres Partners, LLC (“Ceres”) and Atlantic House, and increased other revenues from our European listed ETPs.

•	Expenses – Total operating expenses increased 35.1% from the three months ended June 30, 2025 to $105.3 million in the comparable period in 2026 primarily due to higher incentive compensation and headcount, as well as increased fund management and administration expenses, intangible asset amortization related to the Ceres and Atlantic House acquisitions and third-party distribution fees.
•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, loss on repurchase of convertible notes, impairments and other items. Further information is provided herein.
•	Net income – We reported net income of $44.3 million and $24.8 million during the three months ended June 30, 2026 and 2025, respectively.

Guidance Update for the Year Ending December 31, 2026

Compensation to Revenue Ratio

Our compensation to revenue ratio for the year ending December 31, 2026 is currently estimated to range from 26% to 28% (unchanged from our guidance provided last quarter) and takes into consideration the Atlantic House acquisition, planned hires as well as year-end compensation adjustments and the annualization of hires made during 2025. The range also considers variability in incentive compensation with drivers including the magnitude of our flows, revenues and operating income growth, margin expansion and our stock price performance in relation to our peers. A range is provided in consideration of uncertain market conditions.

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the six months ended June 30, 2026, our discretionary spending was $40.8 million. We currently estimate our discretionary spending for the year ending December 31, 2026 to range from $83.0 million to $89.0 million (unchanged from our guidance provided last quarter).

Not included in the guidance above is intangible amortization arising from the Ceres and Atlantic House acquisitions, of which $4.0 million was recognized during the six months ended June 30, 2026.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 83.6% during the six months ended June 30, 2026. For the year ending December 31, 2026, we currently estimate that our gross margin percentage will be 83.0% to 84.0% (unchanged from our guidance provided last quarter).

Third-Party Distribution Fees

We currently estimate third-party distribution expense to be approximately $20.0 million to $24.0 million for the year ending December 31, 2026 (unchanged from our guidance provided last quarter).

Interest Expense

We currently estimate our interest expense for the year ending December 31, 2026 to be $54.0 million (unchanged from our guidance provided last quarter) taking into consideration our current capital structure. See Note 9 to our consolidated financial statements for additional information. This guidance is inclusive of approximately $0.9 million of interest cost we are required to impute under U.S. GAAP related to our interest-free financing of the shares of Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) we repurchased from Gold Bullion Holdings (Jersey) Limited (“GBH”), a subsidiary of the World Gold Council, in November 2023.

Interest Income

We currently estimate our interest income for the year ending December 31, 2026 to be $8.0 million (previously $10.0 million), reflecting the allocation of a portion of our interest-earning assets to stock repurchases.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 24.0% to 25.0% for the year ending December 31, 2026 (unchanged from our guidance provided last quarter).

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

Weighted Average Diluted Shares

We currently estimate our weighted average diluted shares to be between 152.0 million and 155.0 million for the third and fourth quarters of 2026 (previously 154.0 million shares). This guidance reflects stock repurchases of 1.5 million shares during the three months ended June 30, 2026 and also contemplates incremental shares associated with our Convertible Notes, assuming a stock price approximating recent levels. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $19.15 per share for the 4.625% Convertible Senior Notes due 2030 and $21.58 per share for the 4.50% Convertible Senior Notes due 2031.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended				Six Months Ended
	June 30, 2026	Mar. 31, 2026	June 30, 2025		June 30, 2026	June 30, 2025
GLOBAL PRODUCTS ($ in millions)
Beginning of period assets	$152,556	$144,525		$115,787	$144,525	$109,779
Add: Digital assets— Jan. 1, 2025	—	—		—	—	32
Add: Assets acquired—Atlantic House acquisition	4,137	—		—	4,137	—
Inflows	3,062	5,934		3,529	8,996	6,581
Market appreciation	3,154	2,097		6,754	5,251	9,678
End of period assets	$162,909	$152,556		$126,070	$162,909	$126,070
Average assets during the period	$164,150	$154,663		$119,185	$159,407	$116,904
Average ETPs and tokenized products during the period	$162,151	$152,716		$119,185	$157,434	$116,904
Average ETP advisory fee during the period	0.36%	0.36%		0.35%	0.36%	0.35%
Total revenue yield	0.43%	0.42%		0.38%	0.43%	0.43%
Revenue days	91	90		91	181	181
Number of products—end of the period	451	414		383	451	383
ETPs AND TOKENIZED PRODUCTS
U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$90,946	$88,521		$80,531	$88,521	$79,095
Inflows	1,079	2,643		1,110	3,722	2,957
Market appreciation/(depreciation)	6,989	(218)		3,538	6,771	3,127
End of period assets	$99,014	$90,946		$85,179	$99,014	$85,179
Average assets during the period	$96,585	$91,742		$81,525	$94,164	$81,326
Number of ETFs—end of the period	92	90		81	92	81
EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$58,758	$53,345		$35,124	$53,345	$30,684
Add: Assets acquired—Atlantic House acquisition	4,137	—		—	4,137	—
Inflows	2,088	3,118		2,201	5,206	3,305
Market (depreciation)/appreciation	(3,877)	2,295		3,216	(1,582)	6,552
End of period assets	$61,106	$58,758		$40,541	$61,106	$40,541
Average assets during the period	$64,649	$60,193		$37,439	$62,421	$35,427
Number of ETPs—end of the period	338	304		285	338	285
DIGITAL ASSETS ($ in millions)
Beginning of period assets	$867	$770		$132	$770	$—
Add: Digital assets— Jan. 1, 2025	—	—		—	—	32
(Outflows)/inflows	(110)	98		218	(12)	319
Market appreciation/(depreciation)	4	(1)		—	3	(1)
End of period assets	$761	$867		$350	$761	$350
Average assets during the period	$917	$781		$221	$849	$151
Number of products—end of the period	19	19		17	19	17
PRIVATE ASSETS ($ in millions)
Beginning of period assets	$1,985	$1,889		$—	$1,889	$—
Inflows	5	75		—	80	—
Market appreciation	38	21		—	59	—
End of period assets	$2,028	$1,985		$—	$2,028	$—
Average assets during the period	$1,999	$1,947	$		$1,973	$
Number of products—end of the period	2	1		—	2	—

	Three Months Ended			Six Months Ended
	June 30, 2026	Mar. 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
ETPs AND TOKENIZED PRODUCT CATEGORIES ($ in millions)
U.S. Equity
Beginning of period assets	$41,511	$41,427	$35,628	$41,427	$35,414
Add: Digital assets— Jan. 1, 2025	—	—	—	—	9
Inflows	478	354	1,287	832	2,250
Market appreciation/(depreciation)	4,401	(270)	1,702	4,131	944
End of period assets	$46,390	$41,511	$38,617	$46,390	$38,617
Average assets during the period	$44,894	$42,394	$36,080	$43,643	$36,179
Commodity & Currency
Beginning of period assets	$40,310	$36,980	$25,487	$36,980	$21,906
Add: Digital assets— Jan. 1, 2025	—	—	—	—	1
Inflows/(outflows)	1,890	35	(110)	1,925	(269)
Market (depreciation)/appreciation	(4,614)	3,295	1,319	(1,319)	5,058
End of period assets	$37,586	$40,310	$26,696	$37,586	$26,696
Average assets during the period	$41,749	$41,458	$25,888	$41,604	$24,941
International Developed Market Equity
Beginning of period assets	$29,186	$25,616	$18,178	$25,616	$17,602
Inflows	727	3,495	1,646	4,222	2,120
Market appreciation	2,287	75	1,901	2,362	2,003
End of period assets	$32,200	$29,186	$21,725	$32,200	$21,725
Average assets during the period	$32,012	$29,349	$19,577	$30,681	$18,926
Fixed Income
Beginning of period assets	$22,395	$21,074	$22,230	$21,074	$20,043
Add: Digital assets— Jan. 1, 2025	—	—	—	—	21
Inflows/(outflows)	320	1,272	148	1,592	2,240
Market (depreciation)/appreciation	(57)	49	165	(8)	239
End of period assets	$22,658	$22,395	$22,543	$22,658	$22,543
Average assets during the period	$22,179	$21,187	$22,526	$21,683	$21,995
Emerging Market Equity
Beginning of period assets	$10,143	$10,643	$9,985	$10,643	$10,468
(Outflows)/inflows	(106)	(206)	28	(312)	(417)
Market appreciation/(depreciation)	1,242	(294)	944	948	906
End of period assets	$11,279	$10,143	$10,957	$11,279	$10,957
Average assets during the period	$11,188	$10,902	$10,295	$11,045	$10,184
Alternatives
Beginning of period assets	$1,580	$1,379	$593	$1,379	$510
Add: Assets acquired—Atlantic House acquisition	4,137	—	—	4,137	—
Inflows	31	207	191	238	291
Market (depreciation)/appreciation	(40)	(6)	30	(46)	13
End of period assets	$5,708	$1,580	$814	$5,708	$814
Average assets during the period	$4,462	$1,620	$665	$3,041	$610
Leveraged & Inverse
Beginning of period assets	$3,663	$3,275	$2,133	$3,275	$1,924
(Outflows)/inflows	(354)	565	141	211	257
Market appreciation/(depreciation)	155	(177)	357	(22)	450
End of period assets	$3,464	$3,663	$2,631	$3,464	$2,631
Average assets during the period	$3,772	$3,785	$2,354	$3,779	$2,219
Cryptocurrency
Beginning of period assets	$1,783	$2,242	$1,553	$2,242	$1,912
Add: Digital assets— Jan. 1, 2025	—	—	—	—	1
Inflows	71	137	198	208	109
Market (depreciation)/appreciation	(258)	(596)	336	(854)	65
End of period assets	$1,596	$1,783	$2,087	$1,596	$2,087
Average assets during the period	$1,895	$2,021	$1,800	$1,958	$1,850

Headcount	414	357	321	414	321

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Selected Operating and Financial Information

	Three Months Ended June 30,			Percent
	2026	2025	Change	Change
AUM (in millions)
Average AUM	$164,150	$119,185	$44,965	37.7%
Operating Revenues (in thousands)
Advisory fees	$146,300	$103,241	$43,059	41.7%
Management fees	5,369	—	5,369	n/a
Performance fees	5,964	—	5,964	n/a
Other revenues	19,527	9,380	10,147	108.2%
Total operating revenues	$177,160	$112,621	$64,539	57.3%

Operating Revenues

Advisory fees

Advisory fee revenues increased 41.7% from $103.2 million during the three months ended June 30, 2025 to $146.3 million during the comparable period in 2026 due to higher average AUM and a higher average advisory fee. Our average advisory fee was 0.35% during the three months ended June 30, 2025 and 0.36% during the comparable period in 2026.

Management fees

Management fees were $5.4 million during the three months ended June 30, 2026 as a result of the Ceres acquisition, which was completed in October 2025. We earn management fees in exchange for providing investment advisory and other management services to Ceres Farms, LLC and Ceres Farms Fund II, LP (collectively, the “Ceres Funds”).

Performance fees

Performance fees were $6.0 million during the three months ended June 30, 2026 as a result of the Ceres acquisition. We earn performance fees based on a specified percentage of the Ceres Funds’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements.

Other revenues

Other revenues increased 108.2% from $9.4 million during the three months ended June 30, 2025 to $19.5 million during the comparable period in 2026 due to revenues arising from the Atlantic House acquisition, which was completed in May 2026, and higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Three Months Ended June 30,			Percent
(in thousands)	2026	2025	Change	Change
Compensation and benefits	$43,718	$32,827	$10,891	33.2%
Fund management and administration	30,229	21,252	8,977	42.2%
Marketing and advertising	6,041	5,330	711	13.3%
Sales and business development	4,938	4,232	706	16.7%
Professional fees	4,098	3,177	921	29.0%
Occupancy, communications and equipment	2,229	1,559	670	43.0%
Depreciation and amortization	3,415	580	2,835	488.8%
Third-party distribution fees	5,401	4,083	1,318	32.3%
Acquisition-related costs	1,118	1,967	(849)	(43.2%)
Other	4,162	2,982	1,180	39.6%
Total operating expenses	$105,349	$77,989	$27,360	35.1%

	Three Months Ended June 30,
As a Percent of Revenues:	2026	2025
Compensation and benefits	24.8%	29.2%
Fund management and administration	17.1%	18.9%
Marketing and advertising	3.4%	4.7%
Sales and business development	2.8%	3.8%
Professional fees	2.3%	2.8%
Occupancy, communications and equipment	1.3%	1.4%
Depreciation and amortization	1.9%	0.5%
Third-party distribution fees	3.0%	3.6%
Acquisition-related costs	0.6%	1.7%
Other	2.3%	2.6%
Total operating expenses	59.5%	69.2%

Compensation and benefits

Compensation and benefits expense increased 33.2% from $32.8 million during the three months ended June 30, 2025 to $43.7 million in the comparable period in 2026 due to increased headcount driven in part by the Ceres and Atlantic House acquisitions. Headcount was 321 and 414 at June 30, 2025 and 2026, respectively.

Fund management and administration

Fund management and administration expense increased 42.2% from $21.3 million during the three months ended June 30, 2025 to $30.2 million in the comparable period in 2026 primarily due to higher average AUM. We had 81 U.S. listed ETFs, 285 European listed ETPs and 17 tokenized products at June 30, 2025 compared to 92 U.S. listed ETFs, 338 European listed ETPs, 19 tokenized products and two private assets products at June 30, 2026.

Marketing and advertising

Marketing and advertising expense increased 13.3% from $5.3 million during the three months ended June 30, 2025 to $6.0 million in the comparable period in 2026 primarily due to higher spend related to our European listed products.

Sales and business development

Sales and business development expense increased 16.7% from $4.2 million during the three months ended June 30, 2025 to $4.9 million in the comparable period in 2026 primarily due to increased spending on market data and sales tools.

Professional fees

Professional fees expense increased 29.0% from $3.2 million during the three months ended June 30, 2025 to $4.1 million in the comparable period in 2026 due to higher consulting fees and digital assets related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 43.0% from $1.6 million during the three months ended June 30, 2025 to $2.2 million in the comparable period in 2026 primarily due to increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 488.8% from $0.6 million during the three months ended June 30, 2025 to $3.4 million in the comparable period in 2026 primarily due to amortization of intangible assets arising from the Ceres and Atlantic House acquisitions.

Third-party distribution fees

Third-party distribution fees increased 32.3% from $4.1 million during the three months ended June 30, 2025 to $5.4 million in the comparable period in 2026 due to growth in AUM and elevated trading activity across our various platforms.

Acquisition-related costs

During the three months ended June 30, 2026, we recorded $1.1 million of acquisition-related costs related to the Atlantic House acquisition.

Other

Other expenses increased 39.6% from $3.0 million during the three months ended June 30, 2025 to $4.2 million in the comparable period in 2026 due to conferences, travel and office related expenses.

Other Income/(Expenses)

	Three Months Ended June 30,			Percent
(in thousands)	2026	2025	Change	Change
Interest expense	$(14,852)	$(5,490)	$(9,362)	170.5%
Interest income	3,203	2,090	1,113	53.3%
Loss on repurchase of convertible notes	(6,623)	—	(6,623)	n/a
Remeasurement of contingent consideration	(1,360)	—	(1,360)	n/a
Other gains, net	6,368	638	5,730	898.1%
Total other expenses, net	$(13,264)	$(2,762)	$(10,502)	380.2%
	Three Months Ended June 30,
As a Percent of Revenues:	2026	2025
Interest expense	(8.4%)	(5.0%)
Interest income	1.8%	1.9%
Loss on repurchase of convertible notes	(3.7%)	—
Remeasurement of contingent consideration	(0.8%)	—
Other gains, net	3.6%	0.6%
Total other expenses, net	(7.5%)	(2.5%)

Interest expense

Interest expense increased 170.5% from $5.5 million during the three months ended June 30, 2025 to $14.9 million in the comparable period in 2026 due to a higher level of debt outstanding and higher interest rates. Our effective interest rate during the three months ended June 30, 2025 and 2026 was 3.9% and 4.9%, respectively.

Interest income

Interest income increased 53.3% from $2.1 million during the three months ended June 30, 2025 to $3.2 million in the comparable period in 2026 due to a higher level of interest earning assets.

Loss on repurchase of convertible notes

During the three months ended June 30, 2026, we recognized a $6.6 million loss related to the repurchase of $51.9 million in aggregate principal amount of our 3.25% convertible senior notes due 2029 (the “2029 Notes”).

Remeasurement of contingent consideration

Contingent consideration related to the Ceres acquisition increased from $14.4 million on March 31, 2026 to $15.8 million at June 30, 2026, resulting in a $1.4 million loss on remeasurement recognized during the three months ended June 30, 2026. See Note 10 to our Consolidated Financial Statements for additional information.

Other gains, net

Other gains, net were $0.6 million and $6.4 million during the three months ended June 30, 2025 and 2026, respectively. The three months ended June 30, 2026 includes a remeasurement gain of $4.4 million on British pounds held to complete the Atlantic House acquisition and a net gain of $2.9 million on our financial instruments owned. Gains and losses also generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the second quarter of 2026 was 24.4%, resulting in income tax expense of $14.3 million. The effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes.

Our effective income tax rate during the three months ended June 30, 2025 was 22.3%, resulting in income tax expense of $7.1 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to state and local income taxes, partly offset by a lower tax rate on foreign earnings.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Selected Operating and Financial Information

	Six Months Ended June 30,			Percent
	2026	2025	Change	Change
AUM (in millions)
Average AUM	$159,407	$116,904	$42,503	36.4%
Operating Revenues (in thousands)
Advisory fees	$281,180	$202,790	$78,390	38.7%
Management fees	10,600	—	10,600	n/a
Performance fees	8,919	—	8,919	n/a
Other revenues	35,931	17,913	18,018	100.6%
Total revenues	$336,630	$220,703	$115,927	52.5%

Operating Revenues

Advisory fees

Advisory fee revenues increased 38.7% from $202.8 million during the six months ended June 30, 2025 to $281.2 million in the comparable period in 2026 primarily due to higher average AUM and higher average advisory fee. Our average advisory fee was 0.35% during the six months ended June 30, 2025 and 0.36% during the comparable period in 2026.

Management fees

Management fees were $10.6 million during the six months ended June 30, 2026 as a result of the Ceres acquisition, which was completed in October 2025.

Performance fees

Performance fees were $8.9 million during the six months ended June 30, 2026 as a result of the Ceres acquisition.

Other revenues

Other revenues increased 100.6% from $17.9 million during the six months ended June 30, 2025 to $35.9 million in the comparable period in 2026 due to revenues arising from the Atlantic House acquisition, which was completed in May 2026, and higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Six Months Ended June 30,			Percent
(in thousands)	2026	2025	Change	Change
Compensation and benefits	$91,235	$66,615	$24,620	37.0%
Fund management and administration	55,109	41,966	13,143	31.3%
Marketing and advertising	11,433	10,143	1,290	12.7%
Sales and business development	9,135	8,369	766	9.2%
Professional fees	7,406	5,959	1,447	24.3%
Occupancy, communications and equipment	4,164	3,041	1,123	36.9%
Depreciation and amortization	5,511	1,120	4,391	392.1%
Third-party distribution fees	11,196	7,195	4,001	55.6%
Acquisition-related costs	3,051	1,967	1,084	55.1%
Other	7,229	5,534	1,695	30.6%
Total operating expenses	$205,469	$151,909	$53,560	35.3%

	Six Months Ended June 30,
As a Percent of Revenues:	2026	2025
Compensation and benefits	27.2%	30.1%
Fund management and administration	16.4%	19.0%
Marketing and advertising	3.4%	4.6%
Sales and business development	2.7%	3.8%
Professional fees	2.2%	2.7%
Occupancy, communications and equipment	1.2%	1.4%
Depreciation and amortization	1.6%	0.5%
Third-party distribution fees	3.3%	3.3%
Acquisition-related costs	0.9%	0.9%
Other	2.1%	2.5%
Total operating expenses	61.0%	68.8%

Compensation and benefits

Compensation and benefits expense increased 37.0% from $66.6 million during the six months ended June 30, 2025 to $91.2 million in the comparable period in 2026 due to higher incentive compensation and increased headcount driven in part by the Ceres and Atlantic House acquisitions.

Fund management and administration

Fund management and administration expense increased 31.3% from $42.0 million during the six months ended June 30, 2025 to $55.1 million in the comparable period in 2026 primarily due to higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 12.7% from $10.1 million during the six months ended June 30, 2025 to $11.4 million in the comparable period in 2026 primarily due to higher related to our European and digital products.

Sales and business development

Sales and business development expense increased 9.2% from $8.4 million during the six months ended June 30, 2025 to $9.1 million in the comparable period in 2026 primarily due to increased spending on market data and sales tools.

Professional fees

Professional fees increased 24.3% from $6.0 million during the six months ended June 30, 2025 to $7.4 million in the comparable period in 2026 due to higher consulting fees and digital assets related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 36.9% from $3.0 million during the six months ended June 30, 2025 to $4.2 million in the comparable period in 2026 primarily due to increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 392.1% from $1.1 million during the six months ended June 30, 2025 to $5.5 million in the comparable period in 2026 due to amortization of intangible assets arising from the Ceres and Atlantic House acquisitions.

Third-party distribution fees

Third-party distribution fees increased 55.6% from $7.2 million during the six months ended June 30, 2025 to $11.2 million in the comparable period in 2026 due to growth in AUM and elevated trading activity across our various platforms.

Acquisition-related costs

During the six months ended June 30, 2026, we recorded $3.1 million of acquisition-related costs related to the Atlantic House acquisition.

Other

Other expenses increased 30.6% from $5.5 million during the six months ended June 30, 2025 to $7.2 million in the comparable period in 2026 due to conferences, travel and office related expenses.

Other Income/(Expenses)

	Six Months Ended June 30,			Percent
(in thousands)	2026	2025	Change	Change
Interest expense	$(25,875)	$(10,931)	$(14,944)	136.7%
Interest income	5,795	3,987	1,808	45.3%
Loss on repurchase of convertible notes	(68,925)	—	(68,925)	n/a
Remeasurement of contingent consideration	(3,922)	—	(3,922)	n/a
Other gains, net	5,731	388	5,343	1,377.1%
Total other expenses, net	$(87,196)	$(6,556)	$(80,640)	1,230.0%

	Six Months Ended June 30,
As a Percent of Revenues:	2026	2025
Interest expense	(7.6%)	(5.0%)
Interest income	1.7%	1.8%
Loss on repurchase of convertible notes	(20.5%)	—
Remeasurement of contingent consideration	(1.2%)	—
Other gains, net	1.7%	0.2%
Total other expenses, net	(25.9%)	(3.0%)

Interest expense

Interest expense increased 136.7% from $10.9 million during the six months ended June 30, 2025 to $25.9 million in the comparable period in 2026 due to a higher level of debt outstanding and higher average interest rate. Our effective interest rate during the six months ended June 30, 2025 and 2026 was 3.9% and 4.6%, respectively.

Interest income

Interest income increased 45.3% from $4.0 million during the six months ended June 30, 2025 to $5.8 million in the comparable period in 2026 due to a higher level of interest-earning assets.

Loss on repurchase of convertible notes

During the six months ended June 30, 2026, we recognized a $68.9 million loss related to transactions involving our convertible notes, comprised of a loss on extinguishment of $16.9 million associated with the repurchase of $75.0 million in aggregate principal amount of our 3.25% convertible senior notes due 2026 (the “2026 Notes”) and $52.0 million inducement expense related to the repurchase of $326.9 million in aggregate principal amount of our 2029 Notes.

Remeasurement of contingent consideration

Contingent consideration related to the Ceres acquisition increased from $11.8 million on December 31, 2025 to $15.7 million at June 30, 2026, resulting in a $3.9 million loss on remeasurement recognized during the six months ended June 30, 2026. See Note 10 to our Consolidated Financial Statements for additional information.

Other gains, net

Other gains, net were $0.4 million and $5.7 million during the six months ended June 30, 2025 and 2026, respectively. This period includes a remeasurement gain of $4.4 million on British pounds held to complete the Atlantic House acquisition, net gains on our investments of $2.0 million, net losses on our financial instruments owned of $0.5 million and $0.5 million of foreign currency remeasurement losses on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for six months ended June 30, 2026 was 51.9%, resulting in an income tax expense of $22.8 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes, partly offset by tax windfalls associated with the vesting of stock-based compensation awards and a lower tax rate on foreign earnings.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

•	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
•	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. Also excluded are remeasurement gains on British pounds held to complete the Atlantic House acquisition. We exclude remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
•	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
•	Remeasurement of contingent consideration arising from the Ceres acquisition: On October 1, 2025, we completed the Ceres acquisition for aggregate consideration consisting of (i) $275.0 million in cash payable at closing, subject to customary post-closing adjustments and (ii) contingent consideration of up to $225.0 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenues of 12% to 22% during the measurement period of January 1, 2025 through December 31, 2029. GAAP requires contingent consideration to be re-measured each reporting period with changes in fair value reported in net income. We exclude changes in fair value of contingent consideration when calculating our non-GAAP financial measurements as these items are not core to our operating business.

•	Other items: Losses related to convertible notes transactions, amortization of intangible assets, changes in deferred tax asset valuation allowance, acquisition-related costs, imputed interest on our payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) and gains and losses recognized on our investments are excluded when calculating our non-GAAP financial measurements.
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Adjusted Net Income and Diluted Earnings per Share:
Net income, as reported	$44,284	$24,777	$21,153	$49,406
Add back: Losses related to convertible notes transactions, net of income taxes	6,572	—	68,852	—
Deduct: Foreign currency remeasurement gains on British pounds held to complete the Atlantic House acquisition, net of income taxes	(3,277)	—	(3,277)	—
Deduct: Gains on financial instruments owned, net of income taxes	(2,143)	(972)	(1,475)	(639)
Add back: Amortization of intangible assets arising from the Ceres and Atlantic House acquisitions, net of income taxes	1,969	—	3,056	—
Deduct: Decrease in deferred tax asset valuation allowance on capital losses	(1,615)	(459)	(1,464)	(429)
Add back: Acquisition-related costs, net of income taxes	1,118	1,489	3,051	1,489
Add back: Increase in fair value of contingent consideration, net of income taxes	1,030	—	2,970	—
Add back: Imputed interest on payable to GBH, net of income taxes	183	354	362	698
Deduct: Tax windfalls upon vesting of stock-based compensation awards	(66)	(4)	(4,487)	(2,087)
Add back/(deduct): Foreign currency remeasurement losses/(gains) on U.S. dollar balances, net of income taxes	36	1,136	(399)	1,136
(Deduct)/add back: (Gains)/losses recognized on investments, net of income taxes	(11)	(458)	331	(697)
Adjusted net income	$48,080	$25,863	$88,673	$48,877
Weighted average common shares—diluted	156,276	146,640	154,386	146,513
Adjusted earnings per share—diluted	$0.31	$0.18	$0.57	$0.33

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	June 30, 2026	December 31, 2025
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$294,814	$311,732
Financial instruments owned, at fair value	37,652	107,117
Accounts receivable	74,835	64,452
Total: Liquid assets	407,301	483,301
Less: Total current liabilities	(141,353)	(282,056)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(19,047)	(19,327)
Less: Regulatory capital requirements	(48,112)	(38,861)
Total: Available liquidity	$198,789	$143,057
	Six Months Ended June 30,
	2026	2025
Cash Flow Data (in thousands):
Operating cash flows	$93,462	$45,176
Investing cash flows	(129,438)	(16,712)
Financing cash flows	21,056	(23,505)
Foreign exchange rate effect	(1,998)	7,523
(Decrease)/increase in cash, cash equivalents and restricted cash	$(16,918)	$12,482

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities, seed capital in WisdomTree Digital Funds and regulatory capital requirements of certain of our subsidiaries. Liquid assets consist of cash, cash equivalents and restricted cash, financial instruments owned, at fair value, accounts receivable and securities held-to-maturity. Our financial instruments owned, at fair value are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory, management and performance fees we earn from our offerings. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business and accrued incentive compensation for employees.

Cash, cash equivalents and restricted cash decreased by $16.9 million during the six months ended June 30, 2026 due to $510.2 million used to repurchase convertible notes, $197.5 million paid for the Atlantic House acquisition, $50.9 million used to repurchase our common stock, $12.9 million used to purchase financial instruments owned, at fair value, $12.6 million used to pay convertible notes issuance costs, $9.0 million used to pay dividends, $2.0 million decrease in cash flow due to changes in foreign exchange rates, $1.9 million used to pay for software development and $0.3 million from other activities. These decreases were partly offset by $603.8 million of proceeds from the issuance of the 2031 Notes, $93.5 million provided from operating activities and $83.1 million of proceeds from the sale of financial instruments owned, at fair value.

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

Convertible Notes

We have the following convertible notes outstanding as of June 30, 2026:

•	$18.1 million in aggregate principal amount of the 2029 Notes, to be redeemed in full for cash on September 2, 2026;
•	$475.0 million in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”); and
•	$603.75 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the “2031 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between us and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2031 Notes in March 2026, we exchanged $75.0 million in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275.0 million in aggregate principal amount of the 2029 Notes for $302.7 million in cash and 4,192,620 shares of common stock. Additionally, in June 2026, we retired the remaining $75.0 million in aggregate principal amount of the 2026 Notes and $51.9 million in aggregate principal amount of the 2029 Notes for cash of $120.1 million and $87.4 million, respectively. As a result of these transactions, we recognized the following:

•	During the three months ended June 30, 2026, we recognized a loss of $6.6 million arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $74.6 million was recorded as a reduction to equity as a result of this transaction, as well as the maturity of the remaining $75.0 million aggregate principal amount of the 2026 Notes; and
•	During the six months ended June 30, 2026, we recognized a loss of $68.9 million, comprised of a loss on extinguishment of $16.9 million associated with the repurchase of the 2026 Notes and a loss of $52.0 million arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $116.5 million was recorded as a reduction to equity resulting from these transactions, as well as the maturity of the remaining $75.0 million aggregate principal amount of the 2026 Notes.

As of June 30, 2026, we had an aggregate principal amount of $1,096.9 million outstanding of the 2029 Notes, the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2029 Notes	2030 Notes	2031 Notes
Principal outstanding	$18,103	$475,000	$603,750
Issuance date	August 13, 2024	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2029	August 15, 2030	October 1, 2031
Interest rate	3.25%	4.625%	4.50%
Initial conversion price	$11.82	$19.15	$21.58
Initial conversion rate	84.5934	52.2071	46.3306
Redemption price	$15.37	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on February 15 and August 15 of each year for the 2029 Notes and the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2029, May 15, 2030 and July 1, 2031 for the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2029, May 15, 2030 and July 1, 2031 in respect of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of our common stock.

•	Redemption dates: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2026, August 20, 2027 and April 6, 2028 in respect of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 55th scheduled trading day with respect to the 2029 Notes and the 45th scheduled trading day with respect to the 2030 Notes and the 2031 Notes immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 103.6269 shares, 75.7003 shares and 74.1282 shares of our common stock per $1,000 principal amount of the 2029 Notes, the 2030 Notes and the 2031 Notes, respectively (the equivalent of 82,588,501 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Our ability to satisfy our contractual obligations as they arise is discussed in the section titled “Contractual Obligations” below.

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at June 30, 2026 was approximately $48.1 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the three months ended June 30, 2026, we repurchased 1,489,990 shares of our common stock under the repurchase program for an aggregate cost of $25.9 million. Currently, approximately $199.1 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

We currently have $1,096.9 million in aggregate principal amount of Convertible Notes outstanding, of which $475.0 million and $603.75 million are scheduled to mature on August 15, 2030 and October 1, 2031, in respect of the 2030 Notes and the 2031 Notes, respectively, unless earlier converted, repurchased or redeemed. In addition, the remaining $18.1 million in aggregate principal outstanding of the 2029 Notes will be redeemed in full for cash on September 2, 2026. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

The fair value of the contingent consideration at June 30, 2026 was $15.8 million.

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

The carrying value of this obligation was $14.4 million at June 30, 2026.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $3.1 million at June 30, 2026. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.

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

We earn performance fees based on a specified percentage of the Ceres Funds’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements. Performance fees are earned only after members have recovered prior losses and applicable thresholds have been met. Performance fee revenues are recognized when it is probable that a significant reversal of cumulative revenues recognized will not occur, which generally occurs upon the determination of fund profits that are no longer subject to clawback or reversal under the governing agreements.

Other revenues include amounts earned from swap providers associated with certain of our European-listed ETPs, which are generally based on a percentage of the ETPs’ average daily net assets, and transaction-based income associated with flows into certain European-listed ETPs. We also earn revenue from Atlantic House’s managed models business, generally based on a percentage of assets under advisement, as well as structuring fees for bespoke investment solutions.

Revenue is recognized as the related services are performed. Asset-based fees are recognized over time, based on assets under advisement or net assets. Transaction-based revenues are recognized as the underlying transactions occur, while structuring fees are recognized upon issuance of the related structured product, at which point our performance obligation has been satisfied. Amounts are generally invoiced monthly or quarterly in arrears. We apply the practical expedient under the output method, recognizing revenue in the amount to which it has the right to invoice, as this corresponds directly with the value transferred to the customer. There is no significant judgment in determining the transaction price, and the related revenues are not subject to significant reversal.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following information, together with information included in other parts of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, describes key aspects of our market risk.

Market Risk

Market risk to us generally represents the risk of changes in the value of our products that results from fluctuations in securities or commodity prices, the value of underlying real assets (including farmland), the value of derivative-based investment strategies and their underlying market exposures, foreign currency exchange rates against the U.S. dollar, and interest rates. Nearly all our revenues are derived from advisory agreements for the WisdomTree ETPs and other managed investment vehicles, including those acquired through the Ceres and Atlantic House acquisitions. Under these agreements, the fees we receive are based on the average market value of the assets in the WisdomTree products we manage and, in the case of other managed investment vehicles, on investors’ capital account balances, which are influenced by the value of the underlying assets.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $268.2 million and $157.9 million as of December 31, 2025 and June 30, 2026, respectively. During the three months ended June 30, 2026, we recognized gains on these financial instruments of $2.9 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 3.25% for the 2029 Notes, 4.625% for the 2030 Notes and 4.50% for the 2031 Notes. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the Ceres and Atlantic House acquisitions, which were completed on October 1, 2025 and May 1, 2026, respectively.

Changes in Internal Control over Financial Reporting

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Ceres, which we acquired on October 1, 2025, and Atlantic House, which we acquired on May 1, 2026, as discussed in Note 3 to our Consolidated Financial Statements. We have included the financial results of these acquisitions in the consolidated financial statements from the date of each acquisition. As of the date of this Report, we are in the process of completing the integration of Ceres and Atlantic House into our overall internal control over financial reporting, and have deferred our assessment of the internal control over financial reporting related to the Ceres and Atlantic House acquisitions. The table below shows the contribution to total assets, net assets, revenues and net income as a result of the acquisitions:

Three Months Ended June 30, 2026
% of Total assets	3.4%
% of Net assets	6.4%
% of Revenues	9.7%
% of Net income	16.7%

Notwithstanding the Atlantic House acquisition, during the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.2 million ($17.4 million), all of which have been resolved in our favor, of which two have been appealed.

ITEM 1A.	RISK FACTORS

You should carefully consider the information set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” of shares of our common stock.

On October 27, 2025, our Board of Directors approved an increase of $190.0 million to our share repurchase program, bringing the total authorization to $250.0 million, which expires on April 27, 2028. During the three months ended June 30, 2026, we repurchased 1,489,990 shares of our common stock under this program for an aggregate cost of approximately $25.9 million. As of June 30, 2026, $199.1 million remained available under the program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
April 1, 2026 to April 30, 2026	—	$—	—
May 1, 2026 to May 31, 2026	104,314	$18.78	104,314
June 1, 2026 to June 30, 2026	1,385,676	$17.30	1,385,676
Total	1,489,990	$17.40	1,489,990	$199,110
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

On June 10, 2026, Jonathan Steinberg, our Chief Executive Officer, entered into a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Subject to the terms of the plan, Mr. Steinberg may sell up to approximately 635,000 shares of our common stock, representing shares deliverable upon vesting of restricted stock awards and performance-based restricted stock units, in each case net of shares withheld to satisfy tax withholding obligations. The plan will terminate on June 10, 2027, or upon the earlier completion of all transactions under the plan. The plan was adopted during an open trading window, and no sales will commence under the plan until completion of the applicable cooling-off period required by Rule 10b5-1(c).

During the three months ended June 30, 2026, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1* +	Equity Purchase Agreement by and among the Registrant, WisdomTree Farmland Holdings, Inc., Ceres Partners, LLC, the Sellers and the Sellers’ Representative, dated July 31, 2025 (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025)
2.2* +	Sale and Purchase Agreement by and among the Company, WisdomTree International Holdings Ltd, Atlantic House Holdings Limited, the shareholders of Atlantic House, the EBT Trustee and the Individual Guarantor (each as defined therein), dated March 13, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
2.3* +	Management Warranty Deed relating to Atlantic House Holdings Limited between the Warrantors (as defined therein) and WisdomTree International Holdings Ltd, dated March 13, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of June 14, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.7	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 14, 2021)
4.8	Indenture, dated as of August 13, 2024, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.9	Form of Global Note, representing the Registrant’s 3.25% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2024)
4.10	Indenture, dated as of August 14, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
4.11	Form of Global Note, representing the Registrant’s 4.625% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)

Exhibit Number	Description
4.12	Indenture, dated as of March 30, 2026, by and between WisdomTree, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
4.13	Form of Global Note, representing WisdomTree, Inc.’s 4.50% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended June 30, 2026, formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2026 (Unaudited) and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025 (Unaudited); (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits contained in this document have been omitted and will be furnished to the SEC supplementally upon request.
+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 5th day of August 2026.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE, INC.

By:	/s/ Petranka Badova Radev
Petranka Badova Radev
Chief Accounting Officer (Principal Accounting Officer)

