Form 10-Q
period 2026-09-30
WisdomTree, Inc.
filed 2026-11-05
CIK 880631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

Form 10-Q

________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 150,883,924 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

WISDOMTREE, INC.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

Unless otherwise indicated, references to “the Company,” “we,” “us,” “our” and “WisdomTree” mean WisdomTree, Inc. and its subsidiaries.

WisdomTree®, WisdomTree Onchain™, WisdomTree Connect™, WisdomTree Prime® and Modern Alpha® are trademarks of WisdomTree, Inc. in the United States and in other countries. All other trademarks are the property of their respective owners.

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

In particular, forward-looking statements in this Report may include statements about:

•	anticipated trends, conditions and investor sentiment in the global markets and exchange-traded products, or ETPs;
•	anticipated levels of inflows into and outflows out of our ETPs;
•	our ability to deliver favorable rates of return to investors;
•	competition in our business;
•	whether we will experience future growth;
•	our ability to develop new products and services and their potential for success;
•	our ability to maintain current vendors or find new vendors to provide services to us at favorable costs;
•	our ability to successfully implement our WisdomTree Onchain™ strategy relating to digital assets and blockchain-enabled financial services and achieve its objectives;
•	our ability to successfully operate and expand our business in non-U.S. markets;
•	the effect of laws and regulations that apply to our business;
•	the potential benefits arising from our acquisitions of Ceres Partners, LLC, or Ceres, and Atlantic House Holdings Limited, or Atlantic House, including financial or strategic outcomes; and
•	our ability to successfully implement our strategic goals relating to these acquisitions and integrate the acquired businesses.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WisdomTree, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash, cash equivalents and restricted cash (including $129,187 and $145,242 invested in the WisdomTree Treasury Money Market Digital Fund at September 30, 2026 and December 31, 2025) (Note 4)	$299,740	$311,732
Financial instruments owned, at fair value (including $36,548 and $99,480 invested in WisdomTree products at September 30, 2026 and December 31, 2025, respectively) (Note 6)	41,014	107,117
Accounts receivable (including $60,483 and $55,432 due from related parties at September 30, 2026 and December 31, 2025, respectively)	72,696	64,452
Prepaid expenses	11,326	7,338
Other current assets	2,304	1,723
Total current assets	427,080	492,362
Fixed assets, net	548	431
Deferred tax assets, net (Note 19)	—	9,803
Investments (Note 7)	31,747	29,075
Right of use assets—operating leases (Note 12)	2,324	2,764
Goodwill (Note 21)	360,495	228,624
Intangible assets, net (Note 21)	823,447	748,957
Other noncurrent assets	1,445	925
Total assets	$1,647,086	$1,512,941
Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Compensation and benefits payable	$48,286	$52,435
Fund management and administration payable	31,766	29,448
Payable to Gold Bullion Holdings (Jersey) Limited (“GBH”) (Note 11)	14,667	13,940
Income taxes payable	3,889	2,295
Operating lease liabilities (Note 12)	1,752	1,614
Convertible notes—current	—	149,604
Accounts payable and other liabilities	20,212	32,720
Total current liabilities	120,572	282,056
Convertible notes—long term (Note 9)	1,058,716	804,203
Contingent consideration	13,697	11,844
Deferred tax liabilities, net (Note 19)	7,776	—
Operating lease liabilities (Note 12)	582	1,166
Total liabilities	1,201,343	1,099,269
Contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000 shares authorized	—	—
Common stock, par value $0.01; 400,000 shares authorized; issued and outstanding: 151,154 and 140,713 at September 30, 2026 and December 31, 2025, respectively	1,512	1,407
Additional paid-in capital	168,751	189,244
Accumulated other comprehensive (loss)/income	(2,527)	2,227
Retained earnings	278,007	220,794
Total stockholders’ equity	445,743	413,672
Total liabilities and stockholders’ equity	$1,647,086	$1,512,941

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Revenues:
Advisory fees	$151,631	$114,485	$432,811	$317,275
Management fees	5,420	—	16,020	—
Performance fees	3,778	—	12,697	—
Other revenues	18,546	11,131	54,477	29,044
Total revenues	179,375	125,616	516,005	346,319
Operating Expenses:
Compensation and benefits	44,770	33,791	136,005	100,406
Fund management and administration	30,532	22,353	85,641	64,319
Marketing and advertising	5,426	4,788	16,859	14,931
Sales and business development	4,820	3,943	13,955	12,312
Professional fees	4,263	3,505	11,669	9,464
Occupancy, communications and equipment	2,620	1,601	6,784	4,642
Depreciation and amortization	4,028	615	9,539	1,735
Third-party distribution fees	5,334	3,977	16,530	11,172
Acquisition-related costs	—	2,409	3,051	4,376
Other	3,460	2,980	10,689	8,514
Total operating expenses	105,253	79,962	310,722	231,871
Operating income	74,122	45,654	205,283	114,448
Other Income/(Expenses):
Interest expense	(13,520)	(8,466)	(39,395)	(19,397)
Interest income	1,841	4,015	7,636	8,002
Loss on repurchase of convertible notes (Note 9)	—	(13,011)	(68,925)	(13,011)
Remeasurement of contingent consideration (Note 10)	2,069	—	(1,853)	—
Other losses and gains, net	(35)	1,325	5,696	1,713
Income before income taxes	64,477	29,517	108,442	91,755
Income tax expense	15,261	9,816	38,073	22,648
Net income	$49,216	$19,701	$70,369	$69,107
Earnings per share—basic	$0.33	$0.14	$0.49	$0.48
Earnings per share—diluted	$0.32	$0.13	$0.46	$0.47
Weighted-average common shares—basic	147,570	139,584	144,894	141,736
Weighted-average common shares—diluted	156,179	150,675	153,767	146,360
Cash dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$49,216	$19,701	$70,369	$69,107
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of income taxes	100	(1,105)	(4,754)	4,362
Other comprehensive income/(loss)	100	(1,105)	(4,754)	4,362
Comprehensive income	$49,316	$18,596	$65,615	$73,469

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Loss	Retained Earnings	Total
Balance—July 1, 2026	151,697	$1,517	$186,300	$(2,627)	$233,326	$418,516
Restricted stock issued and vesting of restricted stock units, net	(44)	—	—	—	—	—
Repurchase and maturity of convertible notes, net of income taxes (Note 9)	—	—	(14,434)	—	—	(14,434)
Shares repurchased	(499)	(5)	(10,611)	—	—	(10,616)
Stock-based compensation	—	—	7,496	—	—	7,496
Other comprehensive income	—	—	—	100	—	100
Dividends	—	—	—	—	(4,535)	(4,535)
Net income	—	—	—	—	49,216	49,216
Balance—September 30, 2026	151,154	$1,512	$168,751	$(2,527)	$278,007	$445,743

	Three Months Ended September 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income	Retained Earnings	Total
Balance—July 1, 2025	147,061	$1,471	$269,344	$3,860	$170,412	$445,087
Restricted stock issued and vesting of restricted stock units, net	32	—	—	—	—	—
Shares repurchased	(6,815)	(68)	(89,950)	—	—	(90,018)
Excise taxes – stock repurchases	—	—	—	—	(717)	(717)
Stock-based compensation	—	—	4,880	—	—	4,880
Other comprehensive loss	—	—	—	(1,105)	—	(1,105)
Dividends	—	—	—	—	(4,410)	(4,410)
Net income	—	—	—	—	19,701	19,701
Balance—September 30, 2025	140,278	$1,403	$184,274	$2,755	$184,986	$373,418

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands)

(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive Income/(Loss)	Retained Earnings	Total
Balance—January 1, 2026	140,713	$1,407	$189,244	$2,227	$220,794	$413,672
Restricted stock issued and vesting of restricted stock units, net	2,951	30	(30)	—	—	—
Repurchase and maturity of convertible notes, net of income taxes (Note 9)	—	—	(130,973)	—	—	(130,973)
Shares issued in connection with the repurchase of convertible notes maturing in 2026 and 2029 (Note 9)	11,000	110	148,280	—	—	148,390
Shares repurchased	(3,510)	(35)	(61,471)	—	—	(61,506)
Stock-based compensation	—	—	23,701	—	—	23,701
Other comprehensive loss	—	—	—	(4,754)	—	(4,754)
Dividends	—	—	—	—	(13,156)	(13,156)
Net income	—	—	—	—	70,369	70,369
Balance—September 30, 2026	151,154	$1,512	$168,751	$(2,527)	$278,007	$445,743

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated Other
	Shares Issued	Par Value	Paid-In Capital	Comprehensive (Loss)/Income	Retained Earnings	Total
Balance—January 1, 2025	146,102	$1,461	$270,303	$(1,607)	$129,823	$399,980
Restricted stock issued and vesting of restricted stock units, net	2,273	23	(23)	—	—	—
Shares repurchased	(8,097)	(81)	(102,651)	—	—	(102,732)
Excise taxes – stock repurchases	—	—	—	—	(717)	(717)
Stock-based compensation	—	—	16,645	—	—	16,645
Other comprehensive income	—	—	—	4,362	—	4,362
Dividends	—	—	—	—	(13,227)	(13,227)
Net income	—	—	—	—	69,107	69,107
Balance—September 30, 2025	140,278	$1,403	$184,274	$2,755	$184,986	$373,418

The accompanying notes are an integral part of these consolidated financial statements.

WisdomTree, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$70,369	$69,107
Adjustments to reconcile net income to net cash provided by operating activities:
Advisory and license fees paid in gold, other precious metals and cryptocurrency	(69,127)	(51,354)
Loss on repurchase of convertible notes	68,925	13,011
Stock-based compensation	23,701	16,645
Depreciation and amortization	9,539	1,735
Amortization of issuance costs—convertible notes	3,546	2,151
Gains on financial instruments owned, at fair value	(2,015)	(1,914)
Increase in fair value of contingent consideration	1,853	—
Deferred income taxes	(1,512)	2,628
Amortization of right of use asset	1,491	1,003
Imputed interest on payable to GBH	727	1,405
Losses on investments	435	49
Changes in operating assets and liabilities:
Accounts receivable	(2,887)	582
Income taxes payable	1,294	(40)
Prepaid expenses	(2,917)	(2,351)
Gold and other precious metals	69,733	49,686
Other assets	(27)	(482)
Fund management and administration payable	2,614	(749)
Compensation and benefits payable	(8,412)	(6,328)
Operating lease liabilities	(1,480)	(987)
Accounts payable and other liabilities	(12,705)	(540)
Net cash provided by operating activities	153,145	93,257
Cash flows from investing activities:
Cash paid—Atlantic House acquisition, net of cash acquired	(197,488)	—
Purchase of financial instruments owned, at fair value	(20,512)	(25,314)
Purchase of investments	(3,107)	(17,553)
Cash paid—software development	(2,659)	(2,015)
Purchase of fixed assets	(252)	(154)
Proceeds from the sale of financial instruments owned, at fair value	87,219	8,860
Net cash used in investing activities	(136,799)	(36,176)
Cash flows from financing activities:
Repurchase of convertible notes	(542,545)	(36,681)
Common stock repurchased	(61,506)	(102,732)
Dividends paid	(13,451)	(13,218)
Issuance costs—convertible notes	(12,593)	(11,064)
Proceeds from the issuance of convertible notes	603,750	475,000
Net cash (used in)/provided by financing activities	(26,345)	311,305
(Decrease)/increase in cash flow due to changes in foreign exchange rate	(1,993)	6,274
Net (decrease)/increase in cash, cash equivalents and restricted cash	(11,992)	374,660
Cash, cash equivalents and restricted cash—beginning of year	311,732	181,191
Cash, cash equivalents and restricted cash—end of period	$299,740	$555,851
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$35,060	$19,999
Cash paid for interest	$45,128	$15,198

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

WisdomTree, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(In Thousands, Except Share and Per Share Amounts)

1. Organization and Description of Business

WisdomTree, Inc., through its subsidiaries in the U.S. and Europe (collectively, “WisdomTree” or the “Company”), is a modern global asset manager with capabilities across public markets, private markets, tokenization and onchain finance. The Company offers a diverse suite of exchange-traded products (“ETPs”), models and solutions, private market investments and blockchain-enabled products and services, helping investors shape their financial future and financial professionals grow their businesses. Through WisdomTree Onchain™, the Company combines tokenized investment products, infrastructure and distribution capabilities into an integrated financial services platform serving retail and institutional investors. The Company has the following wholly-owned operating subsidiaries:

•	WisdomTree Asset Management, Inc. is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Trust (“WTT”) and WisdomTree exchange-traded funds (“ETFs”). The WisdomTree ETFs are issued in the U.S. by WTT. WTT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. The Company has licensed to WTT the use of certain of its own indexes on an exclusive basis for the WisdomTree ETFs in the U.S.
•	WisdomTree Management Jersey Limited (“ManJer”) is a Jersey based management company providing management services to seven issuers (the “ManJer Issuers”) in respect of the ETPs issued and listed by the ManJer Issuers covering commodity, currency, cryptocurrency and leveraged-and-inverse strategies.
•	WisdomTree Multi Asset Management Limited (“WTMAML”) is a Jersey based management company providing management services to WisdomTree Multi Asset Issuer PLC (“WMAI”) in respect of the ETPs issued by WMAI. WMAI is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree Management Limited (“WML”) is an Ireland based management company providing management services to WisdomTree Issuer ICAV (“WTICAV”) in respect of the WisdomTree UCITS ETFs issued by WTICAV. WTICAV is a non-consolidated public limited company domiciled in Ireland.
•	WisdomTree UK Limited (“WTUK”) is a U.K. based company registered with the Financial Conduct Authority currently providing distribution and support services to ManJer, WTMAML and WML.
•	WisdomTree Europe Limited is a U.K. based company which is the legacy distributor of the WMAI ETPs and WisdomTree UCITS ETFs. These services are now provided directly by WTUK. WisdomTree Europe Limited is no longer regulated and does not provide any regulated services.
•	WisdomTree Ireland Limited (“WT Ireland”) is an Ireland based company authorized by the Central Bank of Ireland providing distribution services to ManJer, WTMAML and WML.
•	WisdomTree Digital Commodity Services, LLC is a New York based company that serves as the sponsor of the WisdomTree Bitcoin Fund, which is currently effective with the SEC. The WisdomTree Bitcoin Fund is an exchange-traded fund that issues common shares of beneficial interest and is listed on the Cboe BZX Exchange, Inc. The WisdomTree Bitcoin Fund provides exposure to the spot price of bitcoin.
•	WisdomTree Digital Management, Inc. (“WT Digital Management”) is a New York based investment adviser registered with the SEC, providing investment advisory and other management services to the WisdomTree Digital Trust (“WTDT”) and WisdomTree Digital Funds. The WisdomTree Digital Funds are issued in the U.S. by WTDT. WTDT is a non-consolidated Delaware statutory trust registered with the SEC as an open-end management investment company. Each Digital Fund uses a blockchain-integrated recordkeeping system to maintain a record of its shares on one or more blockchains (e.g., Stellar or Ethereum), but does not directly or indirectly invest in any assets that rely on blockchain technology, such as cryptocurrencies.
•	WisdomTree Digital Movement, Inc. (“WT Digital Movement”) is a New York based company operating as a money services business registered with the Financial Crimes Enforcement Network. WT Digital Movement has obtained state money transmitter licenses or the equivalent in all 50 states and the District of Columbia to operate a platform for the purchase, sale and exchange of tokenized assets, while also providing blockchain-native digital wallet services through WisdomTree Prime to facilitate such activity.
•	WisdomTree Securities, Inc. is a New York based limited purpose broker-dealer (i.e., mutual fund retailer) registered with the SEC and a member of FINRA, facilitating transactions in WisdomTree Digital Funds and serving as the distributor for the WisdomTree Digital Funds. It is also authorized to sell shares of registered funds, including the WisdomTree Digital Funds, from its own inventory as principal.

•	WisdomTree Transfers, Inc. is a New York based transfer agent registered with the SEC, providing transfer agency and registrar services for the Digital Funds. The transfer agent uses a blockchain-integrated recordkeeping system for the ownership of WisdomTree Digital Fund shares.
•	WisdomTree Digital Trust Company, LLC is a New York based limited liability trust company that has been formed to operate as a limited purpose trust company under New York Banking Law and is licensed to engage in virtual currency business activity by the New York State Department of Financial Services.
•	Ceres Partners, LLC (“Ceres”) is an Indiana based investment adviser registered with the SEC, providing investment advisory and other management services to Ceres Farms, LLC (“Ceres Fund I”) and Ceres Farms Fund II, LP (“Ceres Fund II” and together with Ceres Fund I, the “Ceres Funds”), open-ended investment funds whose objective is to generate an attractive total return through the acquisition and management of farmland primarily in the midwestern U.S.
•	Ceres Securities, LLC is an Indiana based limited purpose broker-dealer registered with the SEC and a member of FINRA, that operates as a placement agent for the Ceres Funds, earning placement fees on sales of interests to investors it introduces.
•	Atlantic House Group Limited and its wholly owned subsidiary, Atlantic House Investments Limited, are U.K. based companies authorized and regulated by the Financial Conduct Authority. They provide investment management services to Atlantic House UCITS ICAV, which was renamed effective September 1, 2026 to WisdomTree UCITS Funds ICAV (“WTUFICAV”) in respect of the funds issued by WTUFICAV and to WTICAV in respect of the funds issued by WTICAV and to other funds, model portfolio services and bespoke derivative brokerage services to professional clients and financial advisers.
•	ASP Investment Management Limited is a U.K. based company that provides multi-asset model portfolios and fund solutions to U.K. financial advisers and wealth managers.

Acquisition of Atlantic House Holdings Limited

On March 13, 2026, the Company and WisdomTree International Holdings Ltd, a wholly-owned subsidiary of the Company (the “AH Purchaser”), entered into a Sale and Purchase Agreement (“Atlantic House Purchase Agreement”) with Atlantic House Holdings Limited (“Atlantic House”), the shareholders of Atlantic House (collectively, the “AH Sellers”), the EBT Trustee and the Individual Guarantor (each as defined therein), pursuant to which the AH Purchaser agreed to acquire from the AH Sellers all of the issued and outstanding share capital of Atlantic House, subject to the terms and conditions set forth therein.

On May 1, 2026, the AH Purchaser completed the Atlantic House acquisition for aggregate consideration consisting of £150,000 (approximately $200,000) in cash payable at closing, subject to customary post-closing adjustments, including adjustments to cash, indebtedness and working capital. See Note 3 for additional information.

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

Segment and Geographic Information

The Company, through its subsidiaries in the U.S. and Europe, is a modern global asset manager with capabilities across public markets, private markets, tokenization and onchain finance, offering a diverse suite of ETPs, models and solutions, private market investments and blockchain-enabled products and services. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Executive Officer (the chief operating decision maker, or CODM) to allocate resources and other factors.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase, as well as certain onchain products that are readily convertible into known amounts of cash and subject to insignificant risk of changes in value (including USD Coin (“USDC”) and WisdomTree Dollar Token (“USDW”), to be classified as cash equivalents. The Company maintains deposits with financial institutions in an amount that is in excess of federally insured limits. Restricted cash is required to be maintained in a separate account with withdrawal and usage restrictions.

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

On November 26, 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. Transactions within the scope of this guidance require the fair value of consideration transferred in excess of the value that would have been delivered under the original conversion terms of the converted debt to be recognized as an expense in the period of conversion, with the remaining consideration recognized as a reduction to equity. The guidance is effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). The Company adopted this guidance on January 1, 2026, and the impact of the adoption has been reflected in the financial statements and related disclosures.

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

Purchase Price Allocation

The Atlantic House acquisition is accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration paid by the Company to the identifiable assets and liabilities of Atlantic House based on the estimated fair values as of the closing date of the acquisition. Since the acquisition closed on May 1, 2026, the purchase price allocation has been refined as the Company completed its valuation of certain assets acquired and liabilities assumed. An allocation of the consideration paid is presented below and includes the Company’s estimates of the fair value of tangible and intangible assets acquired and liabilities assumed.

The following table summarizes the allocation of the purchase price as of the acquisition date:

Purchase consideration paid	$209,099
Total purchase price	$209,099

Allocation of consideration:
Cash and cash equivalents	$11,611
Other net tangible assets	444
Intangible assets(1)	82,743
Deferred tax liability(2)	(20,272)
Fair value of net assets acquired	$74,526

Goodwill resulting from the Atlantic House acquisition(3)	$134,573

_________________
(1)	Represents the purchase price allocation to management contracts ($65,061), customer relationships ($10,663), non-compete agreements ($4,724), trade names and trademarks ($1,350) and model distribution relationships ($945). Management contracts, customer relationships and model distribution relationships were valued using the multi-period excess earnings method based on the existing contractual rights, assets under management and customer relationships existing at the acquisition date. Significant unobservable inputs used to value the management contracts included a long-term revenue growth rate of 5.0%. The customer relationships and model distribution relationships included attrition assumptions of 15.0% and 10.0%, respectively. Trade names and trademarks were valued using the relief-from-royalty method assuming a royalty rate of 2.0%. Non-compete agreements were valued using the with-and-without method assuming probability of competition of 20.0%. See Note 21 for additional information, including the useful lives of these finite lived assets.
(2)	The acquired goodwill and intangible assets are not deductible for income tax purposes. Accordingly, the purchase price allocation includes a deferred tax liability for the difference between the assigned fair values and tax bases of the identifiable intangible assets, resulting in a corresponding increase to goodwill.
(3)	Goodwill arising from the Atlantic House acquisition primarily represents the expected future economic benefits associated with integrating Atlantic House’s investment management capabilities into the Company’s existing business, including developing new products, broadening distribution through the Company’s existing U.S. and European sales channels and other future growth opportunities. Goodwill also includes the value attributable to the assembled workforce, which does not qualify for separate recognition.

Acquisition-related costs

The Company incurred acquisition-related costs associated with the Atlantic House acquisition of $3,051 during the nine months ended September 30, 2026, the nature of which included professional advisor fees and stamp duty taxes.

Results of operations

Since the acquisition date of May 1, 2026, Atlantic House contributed revenues of $8,870 and $14,783, respectively, and income before taxes of $4,441 and $6,444, respectively, to the Company's consolidated results of operations for the three and nine months ended September 30, 2026.

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

Acquisition-related costs

The Company incurred acquisition-related costs associated with the Ceres acquisition of $2,409 and $4,376, respectively, during the three and nine months ended September 30, 2025, the nature of which included professional advisor fees.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$179,375	$147,900	$528,743	$400,953
Net income(1)	$49,216	$21,135	$73,556	$68,817

_____________________________
(1)	Includes $2,415 and $2,400 of intangible amortization expense (net of income taxes) for the three months ended September 30, 2026 and 2025, and $7,216 and $7,201 of intangible amortization expense (net of income taxes) for the nine months ended September 30, 2026 and 2025, respectively.

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

4. Cash, Cash Equivalents and Restricted Cash

Of the total cash, cash equivalents and restricted cash of $299,740 and $311,732 at September 30, 2026 and December 31, 2025, respectively, $273,938 and $294,158 were held at three financial institutions. At September 30, 2026 and December 31, 2025, cash equivalents were approximately $129,501 and $161,063, respectively.

Certain of the Company’s subsidiaries are required to maintain a minimum level of regulatory capital, generally satisfied by cash on hand, which was $48,545 and $38,861 at September 30, 2026 and December 31, 2025, respectively. Of these amounts, $11,899 and $11,700, at September 30, 2026 and December 31, 2025, respectively, was restricted cash, which is required to be maintained in a separate account with withdrawal and usage restrictions in compliance with regulatory obligations.

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

The tables below summarize the categorization of the Company’s assets and liabilities measured at fair value. During the three and nine months ended September 30, 2026 and 2025, there were no transfers between Levels 2 and 3.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$129,501	$129,501	$—	$—
Financial instruments owned, at fair value:
ETFs	19,288	19,288	—	—
Pass-through GSEs	2,653	—	2,653	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	4,533	—	4,533	—
Equities	12,281	12,281	—	—
Fixed income	2,259	994	1,265	—
Total	$170,515	$162,064	$8,451	$—
Liabilities:
Recurring fair value measurements:
Contingent consideration	$13,697	$—	$—	$13,697

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Recurring fair value measurements:
Cash equivalents	$161,063	$161,063	$—	$—
Financial instruments owned, at fair value:
ETFs	81,737	81,737	—	—
Pass-through GSEs	6,053	—	6,053	—
Other assets—seed capital (WisdomTree Digital Funds):
U.S. treasuries	5,402	—	5,402	—
Equities	11,824	11,824	—	—
Fixed income	2,101	1,138	963	—
Total	$268,180	$255,762	$12,418	$—
Non-recurring fair value measurements:
Fnality International Limited—Series B-1 Preference Shares(1)	$8,035	$—	$—	$8,035
Liabilities:
Recurring fair value measurements:
Contingent consideration	$11,844	$—	$—	$11,844

____________________________
(1)	Fair value determined on September 10, 2025. Not included in the table above are prospective changes in value due to fluctuations in the British pound to U.S. dollar exchange rate.

Recurring Fair Value Measurements – Methodology

Cash equivalents (Note 4) – These financial assets represent cash invested in highly liquid investments with original maturities of less than 90 days, certain onchain products that are readily convertible into known amounts of cash and subject to insignificant risk of changes in value (including USDC and USDW), as well as institutional money market funds that invest in short-term, high-quality U.S. Treasury and government agency securities and aim to maintain a stable $1.00 net asset value per share. These investments are valued at par, which approximates fair value, and are classified as Level 1 in the fair value hierarchy.

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

Fair Value Measurements classified as Level 3 – The following table presents a reconciliation of beginning and ending balances of recurring fair value measurements classified as Level 3:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other Investments (Note 7)
Beginning balance	$—	$850	$—	$687
Net unrealized gains(1)	—	121	—	284
Conversion	—	(971)	—	(971)
Ending balance	$—	$—	$—	$—
Contingent Consideration:
Beginning balance	$15,766	$—	$11,844	$—
Remeasurement(2)	(2,069)	—	1,853	—
Ending balance	$13,697	$—	$13,697	$—

_____________________________
(1)	Recorded in other losses and gains, net in the Consolidated Statements of Operations
(2)	Recorded in remeasurement of contingent consideration in the Consolidated Statements of Operations.

6. Financial instruments owned

These instruments consist of the following:

	September 30, 2026	December 31, 2025
Financial instruments owned
Trading securities	$21,941	$87,790
Other assets—seed capital (WisdomTree Digital Funds)	19,073	19,327
Total	$41,014	$107,117

The Company recognized net trading gains on financial instruments owned that were still held at the reporting dates of $1,870 and $1,427, respectively, during the three and nine months ended September 30, 2026, and $680 and $1,195, respectively, during the comparable periods in 2025, which were recorded in other losses and gains, net, in the Consolidated Statements of Operations.

7. Investments

The following table sets forth the Company’s investments:

	September 30, 2026		December 31, 2025
	Carrying Value	Cost	Carrying Value	Cost
Fnality International Limited—Series B-1 Preference Shares	$7,959	$8,091	$8,116	$8,091
Fnality International Limited—Series C-1 Preference Shares	14,181	14,227	14,459	14,227
Quorus Inc.—Series Seed-1 Preferred Stock	4,000	4,000	4,000	4,000
Other investments	5,607	5,607	2,500	2,500
Total	$31,747	$31,925	$29,075	$28,818

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. Net unrealized gains/(losses) recognized on this investment were $2 and ($435), respectively, during the three and nine months ended September 30, 2026 and ($969) and ($49), respectively, during the comparable periods in 2025, inclusive of changes in the British pound to U.S. dollar exchange rate.

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

There was no impairment recognized on this investment during the three and nine months ended September 30, 2026 and 2025 based upon a qualitative assessment.

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

This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis. There was no impairment recognized on this investment during the three and nine months ended September 30, 2026 based upon a qualitative assessment.

Other Investments

The Company has made the following additional strategic investments:

•	In October 2025, the Company made a $2,500 preferred stock investment in a fintech company specializing in quantitative and AI-first investment strategies. This investment is accounted for under the measurement alternative prescribed in ASC 321, as it does not have a readily determinable fair value and is otherwise not subject to the equity method of accounting. The investment is assessed for impairment and similar observable transactions on a quarterly basis.

•	In July 2026, the Company made a $100 limited partnership investment, pursuant to a total capital commitment of $1,000, in a venture capital fund investing in early-stage companies in blockchain technology, financial services and artificial intelligence, as well as digital assets. Additionally, in September 2026, the Company made a $3,007 limited partnership investment, pursuant to a total capital commitment of $15,000, in a venture capital fund focused on growth-stage companies. These investments are accounted for under the equity method of accounting in accordance with ASC 323. The carrying amount is adjusted for additional contributions, distributions received and the Company’s share of each fund’s earnings or losses, including realized and unrealized investment gains and losses. These investments are evaluated for other-than-temporary impairment at each reporting date.

8. Fixed Assets, Net

The following table summarizes fixed assets:

	September 30, 2026	December 31, 2025
Equipment	$2,199	$1,714
Less: accumulated depreciation	(1,651)	(1,283)
Total	$548	$431

9. Convertible Notes

The Company has the following convertible notes outstanding as of September 30, 2026:

•	$475,000 in aggregate principal amount of 4.625% Convertible Senior Notes due 2030 (the “2030 Notes”); and
•	$603,750 in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the “2031 Notes”).

Each class of notes was issued pursuant to indentures dated as of the issuance dates between the Company and U.S. Bank Trust Company, National Association, as trustee (either initially or as successor to U.S. Bank National Association, the “Trustee”), in private offerings to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

In connection with the issuance of the 2031 Notes in March 2026, the Company exchanged $75,000 in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275,000 in aggregate principal amount of the 2029 Notes for $302,675 in cash and 4,192,620 shares of common stock. In June 2026, the Company retired the remaining $75,000 in aggregate principal amount of the 2026 Notes and $51,897 in aggregate principal amount of the 2029 Notes for cash of $120,147 and $87,366, respectively. Additionally, in September 2026, the Company settled conversions of the remaining $18,103 in aggregate principal amount of the 2029 Notes for cash of $32,385. As a result of these transactions, the Company recognized the following:

•	During the three months ended September 30, 2026, the Company recorded $14,434 as a reduction to equity resulting from the redemption of the 2029 Notes; and
•	During the nine months ended September 30, 2026, the Company recognized a loss of $68,925, comprised of a loss on extinguishment of $16,922 associated with the repurchase of the 2026 Notes and a loss of $52,003 arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $130,973 was recorded as a reduction to equity resulting from these transactions, as well as the maturity of the remaining $75,000 aggregate principal amount of the 2026 Notes.

As of September 30, 2026, the Company had an aggregate principal amount of $1,078,750 outstanding of the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2030 Notes	2031 Notes
Principal outstanding	$475,000	$603,750
Issuance date	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2030	October 1, 2031
Interest rate	4.625%	4.50%
Initial conversion price	$19.15	$21.58
Initial conversion rate	52.2071	46.3306
Redemption price	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of the Company’s common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.

•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030 and July 1, 2031 for the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by the Company in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030 and July 1, 2031 in respect of the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At its election, the Company will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of its common stock or a combination of cash and shares of its common stock.
•	Redemption dates: The Company may redeem for cash all or any portion of the Convertible Notes, at its option, on or after August 20, 2027 and April 6, 2028 in respect of the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 45th scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which the Company provides notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require the Company to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares and 74.1282 shares of the Company’s common stock per $1,000 principal amount of the 2030 Notes and the 2031 Notes, respectively (the equivalent of 80,712,543 shares of the Company’s common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are the Company’s senior unsecured obligations.

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

The following table provides a summary of the Convertible Notes at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	2030 Notes	2031 Notes	Total	2026 Notes	2029 Notes	2030 Notes	Total
Principal amount	$475,000	$603,750	$1,078,750	$150,000	$345,000	$475,000	$970,000
Less: Unamortized issuance costs	(8,586)	(11,448)	(20,034)	(396)	(5,566)	(10,231)	(16,193)
Carrying amount	$466,414	$592,302	$1,058,716	$149,604	$339,434	$464,769	$953,807
Effective interest rate(1)	5.10%	4.88%	4.98%	3.83%	3.70%	5.10%	4.40%

______________________________

(1)	Includes amortization of the issuance costs and premium.

Interest expense on the Convertible Notes was $13,271 and $38,669, respectively, during the three and nine months ended September 30, 2026 and $7,984 and $17,992, respectively, during the comparable periods in 2025. Interest payable of $2,807 and $12,813 at September 30, 2026 and December 31, 2025, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheets.

The fair value of the Convertible Notes (classified as Level 2 in the fair value hierarchy) at September 30, 2026 and December 31, 2025 was $1,517,015 and $1,082,570, respectively.

At September 30, 2026, the if-converted value of the 2030 Notes and the 2031 Notes was $602,493 and $679,568, respectively. At December 31, 2025, the if-converted value of the 2026 Notes and the 2029 Notes was $165,625 and $355,799, respectively, and the if-converted value of the 2030 Notes did not exceed the principal amount.

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

The fair value of the contingent consideration was $13,697 and $11,844 at September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, the Company recognized a gain/(loss) on remeasurement of $2,069 and ($1,853), respectively, which was recognized in the Consolidated Statements of Operations. The fair value measurement of the contingent consideration is classified within Level 3 of the fair value hierarchy due to the valuation incorporating significant unobservable inputs. The actual amount payable may differ from the assumptions used to estimate fair value, which could result in material changes to the amount ultimately paid.

The table below presents the inputs used in the remeasurement of contingent consideration:

	Inputs
	September 30, 2026	December 31, 2025
Revenue CAGR through December 31, 2029	9.3%	8.4%
Revenue volatility	26.0%	30.0%
Revenue discount rate	11.7%	11.9%

In connection with the Ceres acquisition, the Sellers established a retention bonus plan for certain Ceres employees pursuant to which the greater of $3,050 or 10% of any earnout consideration in excess of $50,000 will be forfeited by the Sellers and paid to participating employees, contingent upon their continued employment through earnout payment date. Any amounts forfeited due to employee attrition revert to the Sellers. This compensation will be recognized over the service period with an equal and offsetting receivable from the Sellers. Accrued compensation totaled $706 at September 30, 2026.

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

Under U.S. GAAP, the obligation was recorded at its present value of $38,835 utilizing a market rate of interest on the closing date of 7.0% and the corresponding discount is being amortized as interest expense pursuant to the effective interest method of accounting over the life of the obligation. The carrying value of this obligation was $14,667 and $13,940 at September 30, 2026 and December 31, 2025, respectively.

Interest expense recognized was $250 and $727, respectively, during the three and nine months ended September 30, 2026 and $482 and $1,405, respectively, during the comparable periods in 2025 and is included as a component of total interest expense recognized on the Consolidated Statements of Operations.

12. Leases

The Company has entered into operating leases for its office facilities (including its corporate headquarters) and equipment. The Company has no finance leases.

The following table provides additional information regarding the Company’s leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$504	$341	$1,491	$1,003
Short-term lease cost	129	47	328	142
Total lease cost	$633	$388	$1,819	$1,145
Other information:
Cash paid for amounts included in the measurement of operating liabilities (operating leases)	$537	$332	$1,480	$987
Right-of-use assets obtained in exchange for new operating lease liabilities	n/a	n/a	n/a	n/a
Weighted-average remaining lease term (in years)—operating leases	1.7	1.5	1.7	1.5
Weighted-average discount rate—operating leases	8.0%	6.5%	8.0%	6.5%

None of the Company’s leases include variable payments, residual value guarantees or any restrictions or covenants relating to the Company’s ability to pay dividends or incur additional financing obligations.

The following table discloses future minimum lease payments at September 30, 2026 with respect to the Company’s operating lease liabilities:

Remainder of 2026	$524
2027	1,300
2028	397
2029	188
Total future minimum lease payments (undiscounted)	$2,409

The following table reconciles the future minimum lease payments (disclosed above) at September 30, 2026 to the operating lease liabilities recognized in the Company’s Consolidated Balance Sheets:

Amounts recognized in the Company’s Consolidated Balance Sheets
Lease liability—short term	$1,752
Lease liability—long term	582
Subtotal	2,334
Difference between undiscounted and discounted cash flows	75
Total future minimum lease payments (undiscounted)	$2,409

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

Since February 2022, all eight actions have been resolved in the Company’s favor, of which two have been appealed. Total damages sought by investors related to the remaining appealed claims were approximately €15,240 ($17,290) at September 30, 2026.

The Company continues to assess the appealed claims with its external counsel. The Company expects that losses, if any, arising from these claims will be covered under its insurance policies, less a $500 deductible. An accrual has not been made with respect to these matters at September 30, 2026 and December 31, 2025.

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

The following table presents information about the Company’s variable interests in non-consolidated VIEs:

	September 30, 2026	December 31, 2025
Carrying Amount—Assets:
Fnality International Limited (Note 7)	$22,140	$22,575
Maximum exposure to loss	$22,140	$22,575

15. Revenues from Contracts with Customers

The following table presents the Company’s total revenues from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Advisory fees	$151,631	$114,485	$432,811	$317,275
Management fees	5,420	—	16,020	—
Performance fees	3,778	—	12,697	—
Other revenues	18,546	11,131	54,477	29,044
Total operating revenues	$179,375	$125,616	$516,005	$346,319

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

Geographic Distribution of Revenues

The following table presents the Company’s total revenues geographically as determined by where the respective management companies reside:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
United States	$97,402	$75,405	$279,699	$214,686
Jersey	55,081	39,984	173,121	107,545
Ireland	18,022	10,227	48,402	24,088
United Kingdom	8,870	—	14,783	—
Total operating revenues	$179,375	$125,616	$516,005	$346,319

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

Accounts Receivable from Related Parties

The following table summarizes accounts receivable from related parties which are included as a component of accounts receivable in the Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Receivable from WTT	$29,761	$26,410
Receivable from ManJer Issuers	8,535	7,905
Receivable from WMAI and WTICAV	11,172	9,104
Receivable from Ceres Funds	9,198	12,013
Receivable from WTUFICAV	1,817	—
Total	$60,483	$55,432

The allowance for credit losses on accounts receivable from related parties is insignificant when applying historical loss rates, adjusted for current conditions and supportable forecasts, to the amounts outstanding in the table above. Amounts outstanding are all invoiced in arrears, are less than 30 days aged and are collected shortly after the applicable reporting period.

Revenues Earned from Related Parties

The following table summarizes revenues from services provided to related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Advisory services provided to WTT	$87,487	$74,774	$248,968	$212,871
Advisory services provided to ManJer Issuers	40,840	29,484	126,375	80,316
Advisory services provided to WMAI and WTICAV	17,455	10,227	47,835	24,088
Management and performance fees earned from Ceres Funds	9,198	—	28,717	—
Advisory services provided to WTUFICAV	5,849	—	9,633	—
Total	$160,829	$114,485	$461,528	$317,275

Investments in WisdomTree Products

The Company has investments in certain WisdomTree products of $165,735 and $244,722 at September 30, 2026 and December 31, 2025, respectively. This includes $19,073 and $19,327, respectively, of seed investments in certain consolidated affiliated Digital Funds advised by WT Digital Management, referred to herein as “other assets–seed capital,” as well as $129,187 and $145,242, respectively, in the WisdomTree Treasury Money Market Digital Fund at September 30, 2026 and December 31, 2025.

Net unrealized and realized gains related to trading WisdomTree products were $1,870 and $1,427, respectively, during the three and nine months ended September 30, 2026 and $946 and $1,742, respectively, during the comparable periods in 2025. Such gains and losses are recorded in other losses and gains, net on the Consolidated Statements of Operations.

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

Stock-based compensation expense was $7,496 and $23,701, respectively, during the three and nine months ended September 30, 2026 and $4,880 and $16,645, respectively, during the comparable periods in 2025.

A summary of unrecognized stock-based compensation expense and average remaining vesting period is as follows:

	September 30, 2026
	Unrecognized Stock-Based Compensation	Weighted-Average Remaining Vesting Period (Years)
Employees and directors	$35,344	1.34

A summary of stock-based compensation award activity (shares) during the three months ended September 30, 2026 is as follows:

	RSA	RSU		PRSU
Balance at July 1, 2026	3,852,766	305,995		1,083,621
Granted	—	2,755		—
Vested	—	—		—
Forfeited	(44,385)	—		—
Stock dividends accrued	—	209		1,416
Balance at September 30, 2026	3,808,381	308,959	(1)	1,085,037

____________________________
(1)	Includes 139,915 deferred RSUs that have vested.

18. Earnings Per Share

The following tables set forth reconciliations of the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Earnings per Share	2026	2025	2026	2025
Net income	$49,216	$19,701	$70,369	$69,107
Less: Excise tax on stock repurchases	—	(718)	—	(718)
Less: Undistributed income allocable to participating securities	—	—	—	(22)
Net income available to common stockholders—Basic EPS	$49,216	$18,983	$70,369	$68,367
Weighted average common shares (in thousands)	147,570	139,584	144,894	141,736
Basic earnings per share	$0.33	$0.14	$0.49	$0.48

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted Earnings per Share	2026	2025	2026	2025
Net income available to common stockholders	$49,216	$18,983	$70,369	$68,367
Add back: Undistributed income allocable to participating securities	—	—	—	22
Less: Reallocation of undistributed income allocable to participating securities considered potentially dilutive	—	—	—	(21)
Net income available to common stockholders—Diluted EPS	$49,216	$18,983	$70,369	$68,368
Weighted Average Diluted Shares (in thousands):
Weighted average common shares	147,570	139,584	144,894	141,736
Dilutive effect of common stock equivalents, excluding participating securities	8,609	11,091	8,873	4,566
Weighted average diluted shares, excluding participating securities (in thousands)	156,179	150,675	153,767	146,302
Diluted earnings per share	$0.32	$0.13	$0.46	$0.47

Diluted earnings per share presented above is calculated using the two-class method as this method results in the lowest diluted earnings per share amount for common stock. There were no antidilutive non-participating common stock equivalents for the three and nine months ended September 30, 2026 and 2025 (shares herein are reported in thousands).

There were 4,118 and 4,899 potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and nine months ended September 30, 2026, respectively. There were 5,780 and 21 potential common shares associated with the conversion options embedded in the Convertible Notes included in weighted average diluted shares for the three and nine months ended September 30, 2025, respectively.

The following table reconciles weighted average diluted shares as reported on the Company’s Consolidated Statements of Operations for the three months and nine months ended September 30, 2026 and 2025, which are determined pursuant to the treasury stock method, to the weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Weighted Average Diluted Shares (in thousands)	2026	2025	2026	2025

Weighted average diluted shares as disclosed on the Consolidated Statements of Operations	156,179	150,675	153,767	146,360
Less: Participating securities
Potentially dilutive restricted stock awards	—	—	—	(58)
Weighted average diluted shares used to calculate diluted earnings per share as disclosed in the table above	156,179	150,675	153,767	146,302

19. Income Taxes

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2026

The Company’s effective income tax rate during the three months ended September 30, 2026 was 23.7%, resulting in income tax expense of $15,261. The effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible executive compensation and state taxes, partly offset by a reduction in the capital loss valuation allowance.

The Company’s effective income tax rate during the nine months ended September 30, 2026 was 35.1%, resulting in income tax expense of $38,073. The effective income tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes.

Effective Income Tax Rate – Three and Nine Months Ended September 30, 2025

The Company’s effective income tax rate during the three months ended September 30, 2025 was 33.3%, resulting in income tax expense of $9,816. The effective income tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to non-deductible amounts associated with the repurchase of convertible notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

The Company’s effective income tax rate during the nine months ended September 30, 2025 was 24.7%, resulting in income tax expense of $22,648. The effective income tax rate differs from the U.S. federal statutory tax rate of 21% primarily due to non-deductible amounts associated with the repurchase of convertible notes and non-deductible executive compensation. These items were partly offset by a lower tax rate on foreign earnings.

Income Tax Payments

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09.

Nine Months Ended September 30, 2026
United States—Federal	$8,972
United States—State and local	3,127
United Kingdom	22,164
Other	797
Total	$35,060

Deferred Tax Assets and Liabilities

A summary of the components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2026	December 31, 2025
Deferred tax assets:
Accrued expenses	$6,822	$6,584
Capital losses	4,742	6,689
Interest carryforward	3,319	—
Stock-based compensation	2,711	3,210
Acquisition costs	918	970
Start-up expenses	826	289
Foreign currency translation adjustment	672	—
Operating lease liabilities	349	631
NOLs—Foreign	9	745
Deferred tax assets	20,368	19,118
Deferred tax liabilities:
Goodwill and intangible assets	21,601	74
Software capitalization	916	912
Unrealized gains	881	494
Fixed assets and prepaid assets	488	356
Right of use assets—operating leases	354	627
Unremitted earnings—European subsidiaries	43	65
Foreign currency translation adjustment	—	592
Deferred tax liabilities	24,283	3,120
Total deferred tax assets less deferred tax liabilities	(3,915)	15,998
Less: Valuation allowance	(3,861)	(6,195)
Deferred tax (liabilities)/assets, net	$(7,776)	$9,803

Capital Losses – U.S.

The Company’s tax effected capital losses at September 30, 2026 were $4,742. These capital losses expire in 2028. The table below sets forth the aggregate changes in these capital losses:

Balance at January 1, 2026	$6,689
Expirations	—
Utilizations	(1,947)
Balance at September 30, 2026	$4,742

Valuation Allowance

The Company’s valuation allowance has been established on its net capital losses (net of unrealized gains), as it is more-likely-than-not that these deferred tax assets will not be realized.

Income Tax Examinations

The Company is subject to U.S. federal income tax as well as income tax of multiple state, local and certain foreign jurisdictions. As of September 30, 2026, with few exceptions, the Company was no longer subject to income tax examinations by any taxing authority for the years before 2021.

Uncertain Tax Positions

There were no unrecognized tax benefits at September 30, 2026 and December 31, 2025.

Undistributed Earnings of Foreign Subsidiaries

ASC 740-30, Income Taxes, provides guidance that U.S. companies do not need to recognize tax effects on foreign earnings that are indefinitely reinvested. The Company repatriates earnings of its foreign subsidiaries and therefore has recognized a deferred tax liability of $43 and $65 at September 30, 2026 and December 31, 2025, respectively.

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

Aggregate repurchases of common stock under this program were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased	498,568	6,814,364	3,509,892	8,096,862
Aggregate cost	$10,616	$90,018	$61,506	$102,732

Shares repurchased under this program were returned to the status of authorized and unissued on the Company’s books and records.

As of September 30, 2026, $188,494 remained under this program for future purchases.

21. Goodwill and Intangible Assets

Goodwill

The table below sets forth goodwill which is tested annually for impairment on November 30th:

Item	Asset	Foreign Currency Translation	Adjusted Asset
Goodwill—ETFS acquisition	$85,042	$—	$85,042
Goodwill—Ceres acquisition	141,783	—	141,783
Goodwill—Atlantic House acquisition	134,573	(2,702)	131,871
Goodwill—Other	1,799	—	1,799
Balance at September 30, 2026	$363,197	$(2,702)	$360,495

Total goodwill recognized was $363,197, of which $219,615 is not deductible for tax purposes because the related acquisitions were structured as stock acquisitions. The remaining goodwill is deductible for U.S. federal income tax purposes.

Intangible Assets

The table below sets forth the Company’s intangible assets which are tested annually for impairment on November 30th:

	Balance at September 30, 2026
Item	Gross Asset	Accumulated Amortization	Foreign Currency Translation	Net Asset
ETFS acquisition	$601,247	$—	$—	$601,247
Ceres intangible assets	143,500	(5,740)	—	137,760
Atlantic House intangible assets	82,743	(2,963)	(1,580)	78,200
Software development	12,105	(5,865)	—	6,240
Balance at September 30, 2026	$839,595	$(14,568)	$(1,580)	$823,447

	Balance at December 31, 2025
Item	Gross Asset	Accumulated Amortization	Net Asset
ETFS acquisition	$601,247	$—	$601,247
Ceres intangible assets	143,500	(1,435)	142,065
Software development	9,823	(4,178)	5,645
Balance at December 31, 2025	$754,570	$(5,613)	$748,957

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

The Company recognized amortization expense on the identified intangible assets related to the above acquisitions of $3,221 and $7,268, respectively, during the three and nine months ended September 30, 2026.

Software development (finite-lived)

Internally-developed software is amortized over a useful life of three years. The Company recognized amortization expense on internally-developed software of $505 and $1,687, respectively, during the three and nine months ended September 30, 2026 and $476 and $1,459, respectively, during the comparable periods in 2025.

As of September 30, 2026, estimated future amortization expense for the unamortized finite-lived intangible assets for the next five years and thereafter is as follows:

	Ceres intangible assets	Atlantic House intangible assets(1)	Software development	Total
2026	$1,435	$1,751	$736	$3,922
2027	5,740	6,122	2,683	14,545
2028	5,740	5,681	2,037	13,458
2029	5,740	4,652	784	11,176
2030	5,740	4,137	—	9,877
2031 and thereafter	113,365	55,857	—	169,222
Total expected amortization expense	$137,760	$78,200	$6,240	$222,200
Weighted-average remaining useful life (in years)	24.0	20.8	2.4

_____________________________

(1)	Amounts related to Atlantic House have been translated using exchange rates in effect at September 30, 2026. Actual amortization expense recognized in future periods will vary due to changes in foreign currency exchange rates.

22. Segment Information

The Company, through its subsidiaries in the U.S. and Europe, is a modern global asset manager with capabilities across public markets, private markets, tokenization and onchain finance, offering a diverse suite of ETPs, models and solutions, private market investments and blockchain-enabled products and services. The Company conducts business as a single operating segment as an ETP sponsor and asset manager, which is based upon the Company’s current organizational and management structure, as well as information used by the CODM to allocate resources and assess performance and other factors. The accounting policies of the segment are the same as those described in Note 2.

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

The table below discloses these key measures and is inclusive of a reconciliation of the Company’s operating income and operating income margin as computed under U.S. GAAP to the Company’s Non-GAAP adjusted operating income and adjusted operating income margin utilized by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$179,375	$125,616	$516,005	$346,319
Operating income	74,122	45,654	205,283	114,448
Add back: Ceres/Atlantic House intangible asset amortization	3,221	—	7,268	—
Add back: Acquisition-related costs	—	2,409	3,051	4,376
Adjusted operating income	$77,343	$48,063	$215,602	$118,824
Operating income margin	41.3%	36.3%	39.8%	33.0%
Adjusted operating income margin	43.1%	38.3%	41.8%	34.3%

Acquisition-related costs for the nine months ended September 30, 2026 of $3,051 related to the Atlantic House acquisition, the nature of which included professional fees and stamp duty taxes. Acquisition-related costs for the three and nine months ended September 30, 2025 include $2,409 and $4,376, respectively, of professional fees related to the Ceres acquisition.

All expense categories on the Consolidated Statements of Operations are significant and there are no other significant segment expenses that would require disclosure. Assets provided to the CODM are consistent with those reported on the Consolidated Balance Sheets with particular emphasis on the Company’s available liquidity, including its cash, cash equivalents and restricted cash, financial instruments owned and accounts receivable, reduced by current liabilities, seed capital and regulatory capital requirements.

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
36

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

Executive Summary

We are a modern global asset manager with capabilities across public markets, private markets, tokenization and onchain finance, with approximately $171.0 billion in assets under management as of September 30, 2026. We offer a diverse suite of exchange-traded products (“ETPs”), models and solutions, private market investments and blockchain-enabled products and services.

Public markets remain the foundation of our business. Our ETPs span equities, commodities and currency, fixed income, alternatives, leveraged-and-inverse and cryptocurrency strategies. We have been evolving our “Modern Alpha” investment approach to combine the outperformance potential of active fund management with efficient access, smarter structuring and AI-enhanced investment strategies across public markets, liquid alternatives and, increasingly, private markets. Our products are distributed across institutional and financial intermediary channels, largely through our dedicated sales team. Through our Advisor and Portfolio Solutions programs, we offer technology-enabled, research-driven portfolio construction and consultation services alongside insights from thought leaders to help financial professionals serve clients and grow their businesses.

Private markets offer opportunities for diversification and access to sources of return beyond public markets. We provide investors with exposure to U.S. farmland, a differentiated asset class offering current income and long-term appreciation potential. We are exploring opportunities to broaden investor access to private markets by incorporating private market allocations into ETFs, combining these exposures with the accessibility and convenience of the ETF structure.

We believe tokenization and onchain finance will fundamentally change how financial assets are issued, distributed and traded. Our early investments established the foundation for WisdomTree Onchain™, an integrated financial services platform combining tokenized investment products, infrastructure and distribution. The platform connects retail and institutional investors to our products through proprietary channels and third-party relationships, and we are developing Onchain Markets to support secondary trading of tokenized funds. We believe the underlying infrastructure also creates opportunities to provide tokenization services to other financial institutions, extending our business beyond our own investment products. We remain committed to “responsible DeFi,” aligning our offerings with applicable regulatory standards.

Together, these capabilities position us to meet evolving investor needs, diversifying our revenues and supporting continued growth.

We were incorporated under the laws of the state of Delaware on September 19, 1985 as Financial Data Systems, Inc. and were ultimately renamed WisdomTree, Inc. on November 7, 2022.

Assets Under Management

WisdomTree ETPs

We offer ETPs covering equities, commodities and currency, fixed income, alternatives, leveraged-and-inverse, private assets and cryptocurrency. The chart below sets forth the asset mix of our ETPs at September 30, 2026, June 30, 2026 and September 30, 2025:

Market Environment

Global financial markets posted modest gains during the third quarter of 2026, supported by solid corporate earnings and continued investment in artificial intelligence, although market leadership narrowed as small-capitalization stocks declined and the AI-driven rally in emerging markets faded early in the quarter. The Federal Reserve raised its target interest rate by 25 basis points in September, its first increase since 2023, and longer-dated U.S. Treasury yields rose to multi-year highs. Commodities advanced, led by energy and industrial metals, while coordinated U.S. and Japanese intervention in support of the Japanese yen added volatility to currency markets.

During the quarter, the S&P 500, MSCI EAFE Index (local currency), MSCI Japan Index (local currency) and gold prices increased by 2.3%, 0.7%, 2.6% and 3.7%, respectively, while the MSCI EMU Index (local currency) and MSCI Emerging Markets Index (U.S. dollar) decreased by 1.5% and 0.2%, respectively. The U.S. dollar strengthened 0.5% versus the euro, weakened 2.8% versus the Japanese yen and was essentially unchanged versus the British pound during the quarter.

U.S. Listed ETF Industry Flows

U.S. listed ETF industry net flows were $512.0 billion for the three months ended September 30, 2026. U.S. Equity gathered the majority of those flows.

Source: Morningstar

European Listed ETP Industry Flows

European listed ETP industry net flows were $102.4 billion for the three months ended September 30, 2026. Equity gathered the majority of those flows.

Source: Morningstar

Our Operating and Financial Results

We operate as an ETP sponsor and asset manager, providing investment advisory services globally through our subsidiaries in the U.S. and Europe.

U.S. Listed ETFs

The AUM of our U.S. listed exchange traded funds, or U.S. listed ETFs, increased from $99.0 billion at June 30, 2026 to $101.6 billion at September 30, 2026 due to net inflows and market appreciation.

European Listed ETPs

The AUM of our European listed (including internationally cross-listed) ETPs, or European listed ETPs, increased from $61.1 billion at June 30, 2026 to $66.0 billion at September 30, 2026 due to market appreciation and net inflows.

Onchain Products

The AUM of our onchain products increased from $761 million at June 30, 2026 to $1,273 million at September 30, 2026 due to net inflows. Substantially all Q3 2026 inflows were into the WisdomTree Treasury Money Market Digital Fund.

Private Assets

The AUM of our private assets products was essentially unchanged from June 30, 2026.

Consolidated Operating Results

The following table sets forth our revenues and net (loss)/income for the most recent five quarters.

•	Revenues – Total revenues increased 42.8% from the three months ended September 30, 2025 to $179.4 million in the comparable period in 2026, due to higher average AUM, a higher average advisory fee, revenues arising from the acquisitions of Ceres Partners, LLC (“Ceres”) and Atlantic House Holdings Limited (“Atlantic House”), and increased other revenues from our European listed ETPs.

•	Expenses – Total operating expenses increased 31.6% from the three months ended September 30, 2025 to $105.3 million in the comparable period in 2026 primarily due to higher incentive compensation and headcount, as well as increased fund management and administration expenses, intangible asset amortization related to the Ceres and Atlantic House acquisitions and third-party distribution fees, partly offset by lower acquisition-related costs.
•	Other Income/(Expenses) – Other income/(expenses) includes interest income and interest expense, loss on repurchase of convertible notes, impairments and other items. Further information is provided herein.
•	Net income – We reported net income of $49.2 million and $19.7 million during the three months ended September 30, 2026 and 2025, respectively.

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

Discretionary Spending

Discretionary spending includes marketing, sales, professional fees, occupancy and equipment, depreciation and amortization and other expenses. During the nine months ended September 30, 2026, our discretionary spending was $62.2 million. We currently estimate our discretionary spending for the year ending December 31, 2026 to range from $83.0 million to $87.0 million (as compared to the guidance range of $83.0 million to $89.0 million provided last quarter).

Not included in the guidance above is intangible amortization arising from the Ceres and Atlantic House acquisitions, of which $7.3 million was recognized during the nine months ended September 30, 2026.

Gross Margin

We define gross margin as total operating revenues less fund management and administration expenses. Gross margin percentage is calculated as gross margin divided by total operating revenues. Our gross margin was 83.4% during the nine months ended September 30, 2026. For the year ending December 31, 2026, we currently estimate that our gross margin percentage will be 83% to 84% (unchanged from our guidance provided last quarter).

Third-Party Distribution Fees

We currently estimate third-party distribution expense to be approximately $21.0 million to $23.0 million for the year ending December 31, 2026 (as compared to the guidance range of $20.0 million to $24.0 million provided last quarter).

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

Interest Income

We currently estimate our interest income for the year ending December 31, 2026 to be $9.0 million (previously $8.0 million), reflecting our current expectations for interest-earning assets.

Income Tax Expense

We currently estimate that our consolidated normalized effective tax rate will be approximately 23.0% to 24.0% for the year ending December 31, 2026 (unchanged from our guidance provided last quarter).

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

Weighted Average Diluted Shares

Our weighted average diluted shares for the three months ended September 30, 2026 were 156.2 million. We currently estimate our weighted average diluted shares to be between 156.0 million and 160.0 million for the fourth quarter of 2026 (previously 152.0 million to 155.0 million shares). This guidance contemplates incremental shares associated with our Convertible Notes, assuming a stock price of $22.00 to $24.00 per share. Actual diluted shares may fall outside this range depending on our average share price during the quarter. While our Convertible Notes require principal to be paid in cash, our diluted shares would need to be increased for any incremental shares associated with an exercise of the conversion option if our stock price exceeds the applicable conversion price of our Convertible Notes of $19.15 per share for the 4.625% Convertible Senior Notes due 2030 and $21.58 per share for the 4.50% Convertible Senior Notes due 2031.

Key Operating Statistics

The following table presents key operating statistics that serve as indicators for the performance of our business:

	Three Months Ended			Nine Months Ended
	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
GLOBAL PRODUCTS ($ in millions)
Beginning of period assets	$162,910	$152,556	$126,070	$144,525	$109,779
Add: Onchain products— Jan. 1, 2025	—	—	—	—	32
Add: Assets acquired—Atlantic House acquisition	—	4,137	—	4,137	—
Inflows	4,622	3,063	2,241	13,619	8,822
Market appreciation	3,453	3,154	8,864	8,704	18,542
End of period assets	$170,985	$162,910	$137,175	$170,985	$137,175
Average assets during the period	$170,504	$164,150	$130,760	$163,103	$121,522
Average ETPs and tokenized products during the period	$168,466	$162,151	$130,760	$161,111	$121,522
Average ETP advisory fee during the period	0.36%	0.36%	0.35%	0.36%	0.35%
Total revenue yield	0.42%	0.43%	0.38%	0.42%	0.38%
Revenue days	92	91	92	273	273
Number of products—end of the period	434	428	397	434	397
ETPs AND ONCHAIN PRODUCTS
U.S. LISTED ETFs ($ in millions)
Beginning of period assets	$99,014	$90,946	$85,179	$88,521	$79,095
Inflows/(outflows)	2,382	1,079	(445)	6,104	2,512
Market appreciation	240	6,989	3,559	7,011	6,686
End of period assets	$101,636	$99,014	$88,293	$101,636	$88,293
Average assets during the period	$101,620	$96,585	$87,205	$96,649	$83,286
Number of ETFs—end of the period	93	92	84	93	84
EUROPEAN LISTED ETPs ($ in millions)
Beginning of period assets	$61,106	$58,758	$40,541	$53,345	$30,684
Add: Assets acquired—Atlantic House acquisition	—	4,137	—	4,137	—
Inflows	1,731	2,090	2,448	6,939	5,753
Market appreciation/(depreciation)	3,184	(3,879)	5,301	1,600	11,853
End of period assets	$66,021	$61,106	$48,290	$66,021	$48,290
Average assets during the period	$65,874	$64,649	$42,853	$63,572	$37,902
Number of ETPs—end of the period	320	315	295	320	295
ONCHAIN PRODUCTS ($ in millions)
Beginning of period assets	$761	$867	$350	$770	$—
Add: Onchain products— Jan. 1, 2025	—	—	—	—	32
Inflows/(outflows)	509	(110)	238	497	557
Market appreciation	3	4	4	6	3
End of period assets	$1,273	$761	$592	$1,273	$592
Average assets during the period	$972	$917	$702	$890	$334
Number of products—end of the period	19	19	18	19	18

	Three Months Ended			Nine Months Ended
	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
PRIVATE ASSETS ($ in millions)
Beginning of period assets	$2,029	$1,985	$—	$1,889	$—
Inflows	—	4	—	79	—
Market appreciation	26	40	—	87	—
End of period assets	$2,055	$2,029	$—	$2,055	$—
Average assets during the period	$2,038	$1,999	$—	$1,992	$—
Number of products—end of the period	2	2	—	2	—
ETPs AND ONCHAIN PRODUCT CATEGORIES ($ in millions)
U.S. Equity
Beginning of period assets	$46,371	$41,511	$38,617	$41,427	$35,414
Add: Onchain products— Jan. 1, 2025	—	—	—	—	9
Inflows	769	458	32	1,581	2,282
Market appreciation	57	4,402	2,328	4,189	3,272
End of period assets	$47,197	$46,371	$40,977	$47,197	$40,977
Average assets during the period	$47,740	$44,884	$40,024	$45,006	$37,461
Commodity & Currency
Beginning of period assets	$37,586	$40,310	$26,696	$36,980	$21,906
Add: Onchain products— Jan. 1, 2025	—	—	—	—	1
Inflows	1,009	1,890	1,096	2,934	827
Market appreciation/(depreciation)	2,497	(4,614)	3,913	1,178	8,971
End of period assets	$41,092	$37,586	$31,705	$41,092	$31,705
Average assets during the period	$41,206	$41,749	$28,162	$41,471	$26,014
International Developed Market Equity
Beginning of period assets	$32,219	$29,186	$21,725	$25,616	$17,602
(Outflows)/inflows	(135)	749	478	4,109	2,598
Market appreciation	422	2,284	1,690	2,781	3,693
End of period assets	$32,506	$32,219	$23,893	$32,506	$23,893
Average assets during the period	$32,909	$32,022	$22,481	$31,427	$20,111
Fixed Income
Beginning of period assets	$22,658	$22,395	$22,543	$21,074	$20,043
Add: Onchain products— Jan. 1, 2025	—	—	—	—	21
Inflows/(outflows)	2,719	320	(58)	4,311	2,182
Market (depreciation)/appreciation	(200)	(57)	24	(208)	263
End of period assets	$25,177	$22,658	$22,509	$25,177	$22,509
Average assets during the period	$23,862	$22,179	$23,128	$22,409	$22,373
Emerging Market Equity
Beginning of period assets	$11,279	$10,143	$10,957	$10,643	$10,468
Outflows	(106)	(106)	(250)	(418)	(667)
Market (depreciation)/appreciation	(80)	1,242	148	868	1,054
End of period assets	$11,093	$11,279	$10,855	$11,093	$10,855
Average assets during the period	$11,248	$11,188	$10,874	$11,113	$10,414
Alternatives
Beginning of period assets	$5,708	$1,580	$814	$1,379	$510
Add: Assets acquired—Atlantic House acquisition	—	4,137	—	4,137	—
Inflows	52	31	231	290	522
Market appreciation/(depreciation)	92	(40)	110	46	123
End of period assets	$5,852	$5,708	$1,155	$5,852	$1,155
Average assets during the period	$5,865	$4,462	$929	$3,982	$716
Leveraged & Inverse
Beginning of period assets	$3,464	$3,663	$2,631	$3,275	$1,924
Inflows/(outflows)	272	(354)	(52)	483	205
Market (depreciation)/appreciation	(102)	155	334	(124)	784
End of period assets	$3,634	$3,464	$2,913	$3,634	$2,913
Average assets during the period	$3,665	$3,772	$2,750	$3,741	$2,396

	Three Months Ended			Nine Months Ended
	Sept. 30, 2026	June 30, 2026	Sept. 30, 2025	Sept. 30, 2026	Sept. 30, 2025
Cryptocurrency
Beginning of period assets	$1,596	$1,783	$2,087	$2,242	$1,912
Add: Onchain products— Jan. 1, 2025	—	—	—	—	1
Inflows	42	71	764	250	873
Market appreciation/(depreciation)	741	(258)	317	(113)	382
End of period assets	$2,379	$1,596	$3,168	$2,379	$3,168
Average assets during the period	$1,971	$1,895	$2,412	$1,962	$2,037

Headcount	438	414	338	438	338

Note: Previously issued statistics may be restated due to fund closures and trade adjustments.

Source: WisdomTree

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Selected Operating and Financial Information

	Three Months Ended September 30,			Percent
	2026	2025	Change	Change
AUM (in millions)
Average AUM	$170,504	$130,760	$39,744	30.4%
Operating Revenues (in thousands)
Advisory fees	$151,631	$114,485	$37,146	32.4%
Management fees	5,420	—	5,420	n/a
Performance fees	3,778	—	3,778	n/a
Other revenues	18,546	11,131	7,415	66.6%
Total operating revenues	$179,375	$125,616	$53,759	42.8%

Operating Revenues

Advisory fees

Advisory fee revenues increased 32.4% from $114.5 million during the three months ended September 30, 2025 to $151.6 million during the comparable period in 2026 due to higher average AUM and a higher average advisory fee. Our average advisory fee was 0.35% during the three months ended September 30, 2025 and 0.36% during the comparable period in 2026.

Management fees

Management fees were $5.4 million during the three months ended September 30, 2026 as a result of the Ceres acquisition, which was completed in October 2025. We earn management fees in exchange for providing investment advisory and other management services to Ceres Farms, LLC and Ceres Farms Fund II, LP (collectively, the “Ceres Funds”).

Performance fees

Performance fees were $3.8 million during the three months ended September 30, 2026 as a result of the Ceres acquisition. We earn performance fees based on a specified percentage of the Ceres Funds’ net profits, subject to contractual fee waivers, high-water marks and loss recovery requirements.

Other revenues

Other revenues increased 66.6% from $11.1 million during the three months ended September 30, 2025 to $18.5 million during the comparable period in 2026 due to revenues arising from the Atlantic House acquisition, which was completed in May 2026, and higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Three Months Ended September 30,			Percent
(in thousands)	2026	2025	Change	Change
Compensation and benefits	$44,770	$33,791	$10,979	32.5%
Fund management and administration	30,532	22,353	8,179	36.6%
Marketing and advertising	5,426	4,788	638	13.3%
Sales and business development	4,820	3,943	877	22.2%
Professional fees	4,263	3,505	758	21.6%
Occupancy, communications and equipment	2,620	1,601	1,019	63.6%
Depreciation and amortization	4,028	615	3,413	555.0%
Third-party distribution fees	5,334	3,977	1,357	34.1%
Acquisition-related costs	—	2,409	(2,409)	(100.0%)
Other	3,460	2,980	480	16.1%
Total operating expenses	$105,253	$79,962	$25,291	31.6%

	Three Months Ended September 30,
As a Percent of Revenues:	2026	2025
Compensation and benefits	25.0%	26.9%
Fund management and administration	17.0%	17.8%
Marketing and advertising	3.0%	3.8%
Sales and business development	2.7%	3.1%
Professional fees	2.4%	2.8%
Occupancy, communications and equipment	1.5%	1.3%
Depreciation and amortization	2.2%	0.5%
Third-party distribution fees	3.0%	3.2%
Acquisition-related costs	—	1.9%
Other	1.9%	2.4%
Total operating expenses	58.7%	63.7%

Compensation and benefits

Compensation and benefits expense increased 32.5% from $33.8 million during the three months ended September 30, 2025 to $44.8 million in the comparable period in 2026 due to higher incentive compensation and increased headcount driven in part by the Ceres and Atlantic House acquisitions. Headcount was 338 and 438 at September 30, 2025 and 2026, respectively.

Fund management and administration

Fund management and administration expense increased 36.6% from $22.4 million during the three months ended September 30, 2025 to $30.5 million in the comparable period in 2026 primarily due to higher average AUM. We had 84 U.S. listed ETFs, 295 European listed ETPs and 18 tokenized products at September 30, 2025 compared to 93 U.S. listed ETFs, 320 European listed ETPs, 19 tokenized products and two private assets products at September 30, 2026.

Marketing and advertising

Marketing and advertising expense increased 13.3% from $4.8 million during the three months ended September 30, 2025 to $5.4 million in the comparable period in 2026 primarily due to higher spend related to our European listed products.

Sales and business development

Sales and business development expense increased 22.2% from $3.9 million during the three months ended September 30, 2025 to $4.8 million in the comparable period in 2026 primarily due to increased spending on market data and sales tools.

Professional fees

Professional fees expense increased 21.6% from $3.5 million during the three months ended September 30, 2025 to $4.3 million in the comparable period in 2026 due to higher consulting fees and onchain products related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 63.6% from $1.6 million during the three months ended September 30, 2025 to $2.6 million in the comparable period in 2026 primarily due to increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 555.0% from $0.6 million during the three months ended September 30, 2025 to $4.0 million in the comparable period in 2026 primarily due to amortization of intangible assets arising from the Ceres and Atlantic House acquisitions.

Third-party distribution fees

Third-party distribution fees increased 34.1% from $4.0 million during the three months ended September 30, 2025 to $5.3 million in the comparable period in 2026 due to growth in AUM and elevated trading activity across our various platforms.

Acquisition-related costs

We did not incur acquisition-related costs during the three months ended September 30, 2026. During the three months ended September 30, 2025, we recorded $2.4 million of acquisition-related costs related to the Ceres acquisition.

Other

Other expenses increased 16.1% from $3.0 million during the three months ended September 30, 2025 to $3.5 million in the comparable period in 2026 due to conferences, travel and office related expenses.

Other Income/(Expenses)

	Three Months Ended September 30,			Percent
(in thousands)	2026	2025	Change	Change
Interest expense	$(13,520)	$(8,466)	$(5,054)	59.7%
Interest income	1,841	4,015	(2,174)	(54.1%)
Loss on repurchase of convertible notes	—	(13,011)	13,011	(100.0%)
Remeasurement of contingent consideration	2,069	—	2,069	n/a
Other losses and gains, net	(35)	1,325	(1,360)	(102.6%)
Total other expenses, net	$(9,645)	$(16,137)	$6,492	(40.2%)

	Three Months Ended September 30,
As a Percent of Revenues:	2026	2025
Interest expense	(7.6%)	(6.7%)
Interest income	1.0%	3.2%
Loss on repurchase of convertible notes	—	(10.4%)
Remeasurement of contingent consideration	1.2%	—
Other losses and gains, net	(0.0%)	1.1%
Total other expenses, net	(5.4%)	(12.8%)

Interest expense

Interest expense increased 59.7% from $8.5 million during the three months ended September 30, 2025 to $13.5 million in the comparable period in 2026 due to a higher level of debt outstanding and higher interest rates. Our effective interest rate during the three months ended September 30, 2025 and 2026 was 4.1% and 5.0%, respectively.

Interest income

Interest income decreased 54.1% from $4.0 million during the three months ended September 30, 2025 to $1.8 million in the comparable period in 2026 due to a lower level of interest-earning assets following recent debt retirements and stock repurchases.

Loss on repurchase of convertible notes

No losses related to the repurchase of convertible notes were recognized during the three months ended September 30, 2026. During the three months ended September 30, 2025, we recognized a loss on extinguishment of convertible notes of $13.0 million arising from the repurchase of $24.0 million in aggregate principal amount of our 5.75% convertible senior notes due 2028 (the “2028 Notes”).

Remeasurement of contingent consideration

Contingent consideration related to the Ceres acquisition decreased from $15.8 million on June 30, 2026 to $13.7 million at September 30, 2026, resulting in a $2.1 million gain on remeasurement recognized during the three months ended September 30, 2026. See Note 10 to our Consolidated Financial Statements for additional information.

Other losses and gains, net

Other losses and gains, net were $1.3 million and ($0.04) million during the three months ended September 30, 2025 and 2026, respectively. Gains and losses generally arise from the sale of gold earned from management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the third quarter of 2026 was 23.7%, resulting in income tax expense of $15.3 million. The effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to non-deductible executive compensation and state taxes, partly offset by a reduction in the capital loss valuation allowance.

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

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Selected Operating and Financial Information

	Nine Months Ended September 30,			Percent
	2026	2025	Change	Change
AUM (in millions)
Average AUM	$163,103	$121,522	$41,581	34.2%
Operating Revenues (in thousands)
Advisory fees	$432,811	$317,275	$115,536	36.4%
Management fees	16,020	—	16,020	n/a
Performance fees	12,697	—	12,697	n/a
Other revenues	54,477	29,044	25,433	87.6%
Total revenues	$516,005	$346,319	$169,686	49.0%

Operating Revenues

Advisory fees

Advisory fee revenues increased 36.4% from $317.3 million during the nine months ended September 30, 2025 to $432.8 million in the comparable period in 2026 primarily due to higher average AUM and a higher average advisory fee. Our average advisory fee was 0.35% during the nine months ended September 30, 2025 and 0.36% during the comparable period in 2026.

Management fees

Management fees were $16.0 million during the nine months ended September 30, 2026 as a result of the Ceres acquisition, which was completed in October 2025.

Performance fees

Performance fees were $12.7 million during the nine months ended September 30, 2026 as a result of the Ceres acquisition.

Other revenues

Other revenues increased 87.6% from $29.0 million during the nine months ended September 30, 2025 to $54.5 million in the comparable period in 2026 due to revenues arising from the Atlantic House acquisition, which was completed in May 2026, and higher other revenues attributable to our European listed ETPs.

Operating Expenses

	Nine Months Ended September 30,			Percent
(in thousands)	2026	2025	Change	Change
Compensation and benefits	$136,005	$100,406	$35,599	35.5%
Fund management and administration	85,641	64,319	21,322	33.2%
Marketing and advertising	16,859	14,931	1,928	12.9%
Sales and business development	13,955	12,312	1,643	13.3%
Professional fees	11,669	9,464	2,205	23.3%
Occupancy, communications and equipment	6,784	4,642	2,142	46.1%
Depreciation and amortization	9,539	1,735	7,804	449.8%
Third-party distribution fees	16,530	11,172	5,358	48.0%
Acquisition-related costs	3,051	4,376	(1,325)	(30.3%)
Other	10,689	8,514	2,175	25.5%
Total operating expenses	$310,722	$231,871	$78,851	34.0%

	Nine Months Ended September 30,
As a Percent of Revenues:	2026	2025
Compensation and benefits	26.4%	29.0%
Fund management and administration	16.6%	18.6%
Marketing and advertising	3.3%	4.3%
Sales and business development	2.7%	3.6%
Professional fees	2.3%	2.7%
Occupancy, communications and equipment	1.3%	1.3%
Depreciation and amortization	1.8%	0.5%
Third-party distribution fees	3.2%	3.2%
Acquisition-related costs	0.6%	1.3%
Other	2.1%	2.5%
Total operating expenses	60.2%	67.0%

Compensation and benefits

Compensation and benefits expense increased 35.5% from $100.4 million during the nine months ended September 30, 2025 to $136.0 million in the comparable period in 2026 due to higher incentive compensation and increased headcount driven in part by the Ceres and Atlantic House acquisitions.

Fund management and administration

Fund management and administration expense increased 33.2% from $64.3 million during the nine months ended September 30, 2025 to $85.6 million in the comparable period in 2026 primarily due to higher average AUM.

Marketing and advertising

Marketing and advertising expense increased 12.9% from $14.9 million during the nine months ended September 30, 2025 to $16.9 million in the comparable period in 2026 primarily due to higher spend related to our European and digital products.

Sales and business development

Sales and business development expense increased 13.3% from $12.3 million during the nine months ended September 30, 2025 to $14.0 million in the comparable period in 2026 primarily due to increased spending on market data and sales tools.

Professional fees

Professional fees increased 23.3% from $9.5 million during the nine months ended September 30, 2025 to $11.7 million in the comparable period in 2026 due to higher consulting fees and onchain products related expenses.

Occupancy, communications and equipment

Occupancy, communications and equipment expense increased 46.1% from $4.6 million during the nine months ended September 30, 2025 to $6.8 million in the comparable period in 2026 primarily due to increased headcount.

Depreciation and amortization

Depreciation and amortization expense increased 449.8% from $1.7 million during the nine months ended September 30, 2025 to $9.5 million in the comparable period in 2026 due to amortization of intangible assets arising from the Ceres and Atlantic House acquisitions.

Third-party distribution fees

Third-party distribution fees increased 48.0% from $11.2 million during the nine months ended September 30, 2025 to $16.5 million in the comparable period in 2026 due to growth in AUM and elevated trading activity across our various platforms.

Acquisition-related costs

During the nine months ended September 30, 2026, we recorded $3.1 million of acquisition-related costs related to the Atlantic House acquisition. During the nine months ended September 30, 2025, we recorded $4.4 million of acquisition-related costs related to the Ceres acquisition.

Other

Other expenses increased 25.5% from $8.5 million during the nine months ended September 30, 2025 to $10.7 million in the comparable period in 2026 due to conferences, travel and office related expenses.

Other Income/(Expenses)

	Nine Months Ended September 30,			Percent
(in thousands)	2026	2025	Change	Change
Interest expense	$(39,395)	$(19,397)	$(19,998)	103.1%
Interest income	7,636	8,002	(366)	(4.6%)
Loss on repurchase of convertible notes	(68,925)	(13,011)	(55,914)	429.7%
Remeasurement of contingent consideration	(1,853)	—	(1,853)	n/a
Other losses and gains, net	5,696	1,713	3,983	232.5%
Total other expenses, net	$(96,841)	$(22,693)	$(74,148)	326.7%

	Nine Months Ended September 30,
As a Percent of Revenues:	2026	2025
Interest expense	(7.6%)	(5.6%)
Interest income	1.5%	2.3%
Loss on repurchase of convertible notes	(13.4%)	(3.8%)
Remeasurement of contingent consideration	(0.4%)	—
Other losses and gains, net	1.1%	0.5%
Total other expenses, net	(18.8%)	(6.6%)

Interest expense

Interest expense increased 103.1% from $19.4 million during the nine months ended September 30, 2025 to $39.4 million in the comparable period in 2026 due to a higher level of debt outstanding and higher interest rates. Our effective interest rate during the nine months ended September 30, 2025 and 2026 was 4.0% and 4.7%, respectively.

Interest income

Interest income decreased 4.6% from $8.0 million during the nine months ended September 30, 2025 to $7.6 million in the comparable period in 2026 due to a lower level of interest-earning assets following recent debt retirements and stock repurchases.

Loss on repurchase of convertible notes

During the nine months ended September 30, 2026, we recognized a $68.9 million loss related to transactions involving our convertible notes, comprised of a loss on extinguishment of $16.9 million associated with the repurchase of $75.0 million in aggregate principal amount of our 3.25% convertible senior notes due 2026 (the “2026 Notes”) and $52.0 million inducement expense related to the repurchase of $326.9 million in aggregate principal amount of our 3.25% convertible senior notes due 2029 (the “2029 Notes”). During the nine months ended September 30, 2025, we recognized a loss on extinguishment of convertible notes of $13.0 million arising from the repurchase of $24.0 million in aggregate principal amount of the 2028 Notes.

Remeasurement of contingent consideration

Contingent consideration related to the Ceres acquisition increased from $11.8 million on December 31, 2025 to $13.7 million at September 30, 2026, resulting in a $1.9 million loss on remeasurement recognized during the nine months ended September 30, 2026. See Note 10 to our Consolidated Financial Statements for additional information.

Other losses and gains, net

Other losses and gains, net were $1.7 million and $5.7 million during the nine months ended September 30, 2025 and 2026, respectively. The nine months ended September 30, 2026 includes a remeasurement gain of $4.4 million on British pounds held to complete the Atlantic House acquisition, net gains on our financial instruments owned of $2.0 million, net losses on our investments of $0.4 million and $0.6 million of foreign currency remeasurement gains on U.S. dollars held by foreign subsidiaries. Gains and losses also generally arise from the sale of gold earned on management fees paid by our physically-backed gold ETPs, foreign exchange fluctuations and other miscellaneous items.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2026 was 35.1%, resulting in an income tax expense of $38.1 million. The effective tax rate differs from the federal statutory rate of 21.0% primarily due to non-deductible amounts associated with the repurchase of convertible notes.

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

Adjusted Net Income and Diluted Earnings per Share

We disclose adjusted net income and diluted earnings per share as non-GAAP financial measurements in order to report our results exclusive of items that are non-recurring or not core to our operating business. We believe presenting these non-GAAP financial measurements provides investors with a consistent way to analyze our performance. These non-GAAP financial measurements exclude the following:

•	Gains or losses on financial instruments owned: We account for our financial instruments owned as trading securities, which requires these instruments to be measured at fair value with gains and losses reported in net income. We exclude these items when calculating our non-GAAP financial measurements as the gains and losses introduce earnings volatility and are not core to our operating business.
•	Foreign currency remeasurement gains and losses on U.S. dollars held by foreign subsidiaries: GAAP requires account balances to be remeasured into an entity’s functional currency, with resulting gains and losses reported in net income. Foreign subsidiaries holding U.S. dollars remeasure these balances into their functional currencies and recognize the gains and losses. Also excluded are remeasurement gains on British pounds held to complete the Atlantic House acquisition. We exclude remeasurement effects from our non-GAAP financial measures, as they introduce earnings volatility, are not core to our operations and arise from balances denominated in our reporting currency.
•	Tax windfalls and shortfalls upon vesting of stock-based compensation awards: GAAP requires the recognition of tax windfalls and shortfalls within income tax expense. These items arise upon the vesting of stock-based compensation awards and the magnitude is directly correlated to the number of awards vesting/exercised, as well as the difference between the price of our stock on the date the award was granted and the date the award vested or was exercised. We exclude these items when calculating our non-GAAP financial measurements as they introduce earnings volatility and are not core to our operating business.
•	Remeasurement of contingent consideration arising from the Ceres acquisition: On October 1, 2025, we completed the Ceres acquisition for aggregate consideration consisting of (i) $275.0 million in cash payable at closing, subject to customary post-closing adjustments and (ii) contingent consideration of up to $225.0 million, payable in 2030, contingent upon Ceres achieving a compound annual growth rate (“CAGR”) in revenues of 12% to 22% during the measurement period of January 1, 2025 through December 31, 2029. GAAP requires contingent consideration to be re-measured each reporting period with changes in fair value reported in net income. We exclude changes in fair value of contingent consideration when calculating our non-GAAP financial measurements as these items are not core to our operating business.

•	Other items: Amortization of intangible assets, changes in deferred tax asset valuation allowance, imputed interest on our payable to Gold Bullion Holdings (Jersey) Limited (“GBH”), gains and losses recognized on our investments, losses related to convertible notes transactions and acquisition-related costs are excluded when calculating our non-GAAP financial measurements.
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Adjusted Net Income and Diluted Earnings per Share:
Net income, as reported	$49,216	$19,701	$70,369	$69,107
Add back: Amortization of intangible assets arising from the Ceres and Atlantic House acquisitions, net of income taxes	2,426	—	5,482	—
(Deduct)/add back: (Decrease)/increase in fair value of contingent consideration, net of income taxes	(1,566)	—	1,404	—
Deduct: Decrease in deferred tax asset valuation allowance on capital losses	(636)	(24)	(2,100)	(453)
Add back: Imputed interest on payable to GBH, net of income taxes	189	364	551	1,062
(Deduct)/add back: Foreign currency remeasurement (gains)/losses on U.S. dollar balances, net of income taxes	(98)	—	(497)	1,136
Deduct: Gains on financial instruments owned, net of income taxes	(49)	(810)	(1,524)	(1,449)
(Deduct)/add back: (Gains)/losses recognized on investments, net of income taxes	(2)	734	329	37
Add back: Losses related to convertible notes transactions, net of income taxes	—	12,763	68,852	12,763
Add back: Acquisition-related costs, net of income taxes	—	1,824	3,051	3,313
Deduct: Tax windfalls upon vesting of stock-based compensation awards	—	(76)	(4,487)	(2,163)
Deduct: Foreign currency remeasurement gains on British pounds held to complete the Atlantic House acquisition, net of income taxes	—	—	(3,277)	—
Adjusted net income	$49,480	$34,476	$138,153	$83,353
Weighted average common shares—diluted	156,179	150,675	153,767	146,360
Adjusted earnings per share—diluted	$0.32	$0.23	$0.90	$0.57
52

Liquidity and Capital Resources

The following table summarizes key data regarding our liquidity, capital resources and use of capital to fund our operations:

	September 30, 2026	December 31, 2025
Balance Sheet Data (in thousands):
Cash, cash equivalents and restricted cash	$299,740	$311,732
Financial instruments owned, at fair value	41,014	107,117
Accounts receivable	72,696	64,452
Total: Liquid assets	413,450	483,301
Less: Total current liabilities	(120,572)	(282,056)
Less: Other assets—seed capital (WisdomTree Digital Funds)	(19,073)	(19,327)
Less: Regulatory capital requirements	(48,545)	(38,861)
Total: Available liquidity	$225,260	$143,057

	Nine Months Ended September 30,
	2026	2025
Cash Flow Data (in thousands):
Operating cash flows	$153,145	$93,257
Investing cash flows	(136,799)	(36,176)
Financing cash flows	(26,345)	311,305
Foreign exchange rate effect	(1,993)	6,274
(Decrease)/increase in cash, cash equivalents and restricted cash	$(11,992)	$374,660

Liquidity

We consider our available liquidity to be our liquid assets, less our current liabilities, seed capital in WisdomTree Digital Funds and regulatory capital requirements of certain of our subsidiaries. Liquid assets consist of cash, cash equivalents and restricted cash, financial instruments owned, at fair value and accounts receivable. Our financial instruments owned, at fair value, are highly liquid investments. Accounts receivable are current assets and primarily represent receivables from advisory, management and performance fees we earn from our offerings. Our current liabilities consist primarily of payments owed to vendors and third parties in the normal course of business and accrued incentive compensation for employees.

Cash, cash equivalents and restricted cash decreased by $12.0 million during the nine months ended September 30, 2026 due to $542.5 million used to repurchase convertible notes, $197.5 million paid for the Atlantic House acquisition, $61.5 million used to repurchase our common stock, $20.5 million used to purchase financial instruments owned, at fair value, $13.5 million used to pay dividends, $12.6 million used to pay convertible notes issuance costs, $3.1 million used to purchase investments, $2.7 million used to pay for software development, $2.0 million decrease in cash flow due to changes in foreign exchange rates and $0.2 million from other activities. These decreases were partly offset by $603.8 million of proceeds from the issuance of the 2031 Notes, $153.1 million provided from operating activities and $87.2 million of proceeds from the sale of financial instruments owned, at fair value.

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

We have the following convertible notes outstanding as of September 30, 2026:

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

In connection with the issuance of the 2031 Notes in March 2026, we exchanged $75.0 million in aggregate principal amount of the 2026 Notes for 6,807,374 shares of common stock and $275.0 million in aggregate principal amount of the 2029 Notes for $302.7 million in cash and 4,192,620 shares of common stock. Additionally, in June 2026, we retired the remaining $75.0 million in aggregate principal amount of the 2026 Notes and $51.9 million in aggregate principal amount of the 2029 Notes for cash of $120.1 million and $87.4 million, respectively. In September 2026, we settled conversions of the remaining $18.1 million in aggregate principal amount of the 2029 Notes for cash of $32.4 million. As a result of these transactions, we recognized the following:

•	During the three months ended September 30, 2026, we recorded a reduction to equity of $14.4 million as a result of the redemption of the 2029 Notes; and
•	During the nine months ended September 30, 2026, we recognized a loss of $68.9 million, comprised of a loss on extinguishment of $16.9 million associated with the repurchase of the 2026 Notes and a loss of $52.0 million arising from the repurchase of the 2029 Notes, which was accounted for as an induced conversion. Additionally, $131.0 million was recorded as a reduction to equity resulting from these transactions, as well as the maturity of the remaining $75.0 million aggregate principal amount of the 2026 Notes.

As of September 30, 2026, we had an aggregate principal amount of $1,078.75 million outstanding of the 2030 Notes and the 2031 Notes (collectively, the “Convertible Notes”).

Key terms of the Convertible Notes are as follows:

	2030 Notes	2031 Notes
Principal outstanding	$475.0 million	$603.75 million
Issuance date	August 14, 2025	March 30, 2026
Maturity date (unless earlier converted, repurchased or redeemed)	August 15, 2030	October 1, 2031
Interest rate	4.625%	4.50%
Initial conversion price	$19.15	$21.58
Initial conversion rate	52.2071	46.3306
Redemption price	$24.90	$28.06
•	Interest payment dates: Payable semiannually in arrears on February 15 and August 15 of each year for the 2030 Notes and on April 1 and October 1 of each year for the 2031 Notes.
•	Conversion price: Convertible at an initial conversion rate into shares of our common stock, per $1,000 principal amount of notes (equivalent to an initial conversion price set forth in the table above), subject to adjustment.
•	Conversion: Holders may convert at their option at any time prior to the close of business on the business day immediately preceding May 15, 2030 and July 1, 2031 for the 2030 Notes and the 2031 Notes, respectively, only under the following circumstances: (i) if the last reported sale price of our common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the respective Convertible Notes on each applicable trading day; (ii) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sales price of our common stock and the conversion rate on each such trading day; (iii) upon a notice of redemption delivered by us in accordance with the terms of the indentures but only with respect to the Convertible Notes called (or deemed called) for redemption; or (iv) upon the occurrence of specified corporate events. On or after May 15, 2030 and July 1, 2031 in respect of the 2030 Notes and the 2031 Notes, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances.
•	Cash settlement of principal amount: Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted. At our election, we will also settle the conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in either cash, shares of our common stock or a combination of cash and shares of our common stock.

•	Redemption dates: We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after August 20, 2027 and April 6, 2028 in respect of the 2030 Notes and the 2031 Notes, respectively, and on or prior to the 45th scheduled trading day immediately preceding the maturity date, if the last reported sale price of our common stock has been at least 130% of the conversion price for the respective Convertible Notes then in effect for at least 20 trading days, including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the Convertible Notes.
•	Limited investor put rights: Holders of the Convertible Notes have the right to require us to repurchase for cash all or a portion of their notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of certain change of control transactions or liquidation, dissolution or common stock delisting events.
•	Conversion rate increase in certain customary circumstances: In certain circumstances, conversions in connection with a “make-whole fundamental change” (as defined in the indentures) or conversions of Convertible Notes called (or deemed called) for redemption may result in an increase to the conversion rate, provided that the conversion rate will not exceed 75.7003 shares and 74.1282 shares of our common stock per $1,000 principal amount of the 2030 Notes and the 2031 Notes, respectively (the equivalent of 80,712,543 shares of our common stock based on the aggregate principal amount of Convertible Notes outstanding), subject to adjustment.
•	Seniority and Security: The Convertible Notes rank equal in right of payment and are our senior unsecured obligations.

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

Use of Capital

Our business does not require us to maintain a significant cash position. However, certain of our subsidiaries are required to maintain a minimum level of regulatory capital, which at September 30, 2026 was approximately $48.5 million in the aggregate. Notwithstanding these regulatory capital requirements, we expect that our main uses of cash will be to fund the ongoing operations of our business. We also maintain a capital return program which includes a $0.03 per share quarterly cash dividend and authority to purchase our common stock through April 27, 2028, including purchases to offset future equity grants made under our equity plans and purchases made in open market or privately negotiated transactions.

During the nine months ended September 30, 2026, we repurchased 3,509,892 shares of our common stock under the repurchase program for an aggregate cost of $61.5 million. Currently, approximately $188.5 million remains under this program for future purchases.

Contractual Obligations

Convertible Notes

We currently have $1,078.75 million in aggregate principal amount of Convertible Notes outstanding, of which $475.0 million and $603.75 million are scheduled to mature on August 15, 2030 and October 1, 2031, in respect of the 2030 Notes and the 2031 Notes, respectively, unless earlier converted, repurchased or redeemed. Conditional conversions or a requirement to repurchase the Convertible Notes upon the occurrence of a fundamental change may accelerate payment.

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

The fair value of the contingent consideration at September 30, 2026 was $13.7 million.

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

The carrying value of this obligation was $14.7 million at September 30, 2026.

Operating Leases

Total future minimum lease payments with respect to our operating lease liabilities were $2.4 million at September 30, 2026. Cash flows generated by our operating activities and existing cash balances should be sufficient to satisfy the future minimum lease payments. See Note 12 to our Consolidated Financial Statements for additional information.

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

Revenue is recognized as the related services are performed. Asset-based fees are recognized over time, based on assets under advisement or net assets. Transaction-based revenues are recognized as the underlying transactions occur, while structuring fees are recognized upon issuance of the related structured product, at which point our performance obligation has been satisfied. Amounts are generally invoiced monthly or quarterly in arrears. We apply the practical expedient under the output method, recognizing revenue in the amount to which we have the right to invoice, as this corresponds directly with the value transferred to the customer. There is no significant judgment in determining the transaction price, and the related revenues are not subject to significant reversal.

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

Interest Rate Risk

We invest our corporate cash in short-term interest earning assets, primarily in federal agency debt instruments, WisdomTree fixed income ETFs, U.S. treasuries, corporate bonds, money market instruments at a commercial bank and other financial instruments which totaled $268.2 million and $170.5 million as of December 31, 2025 and September 30, 2026, respectively. During the three months ended September 30, 2026, we recognized gains on these financial instruments of $0.1 million and any gains/losses recognized in the future may be material to our operating results. We do not anticipate that changes in interest rates will have a material impact on our financial condition or cash flows.

In addition, our Convertible Notes bear interest at fixed rates of 4.625% for the 2030 Notes and 4.50% for the 2031 Notes. Therefore, we have no direct financial statement risk associated with changes in interest rates. However, the fair value of the Convertible Notes changes primarily when the market price of our common stock fluctuates or interest rates change.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules, regulations and forms of the SEC, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. See “Changes in Internal Control over Financial Reporting” below for a discussion regarding the Ceres and Atlantic House acquisitions, which were completed on October 1, 2025 and May 1, 2026, respectively.

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

Three Months Ended September 30, 2026
% of Total assets	3.2%
% of Net assets	5.9%
% of Revenues	10.1%
% of Net income	15.5%

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to reviews, inspections and investigations by federal regulators including, but not limited to, the SEC, Commodity Futures Trading Commission (CFTC), National Futures Association (NFA), Financial Industry Regulatory Authority (FINRA), state and foreign regulators, as well as legal proceedings arising in the ordinary course of business. See Note 13 to our Consolidated Financial Statements for additional information regarding claims brought by investors in our WisdomTree WTI Crude Oil 3x Daily Leveraged ETP totaling approximately €15.2 million ($17.3 million), all of which have been resolved in our favor, of which two have been appealed.

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

On October 27, 2025, our Board of Directors approved an increase of $190.0 million to our share repurchase program, bringing the total authorization to $250.0 million, which expires on April 27, 2028. During the nine months ended September 30, 2026, we repurchased 3,509,892 shares of our common stock under this program for an aggregate cost of approximately $61.5 million. As of September 30, 2026, $188.5 million remained available under the program for future purchases.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period				(in thousands)
July 1, 2026 to July 31, 2026	182,780	$17.84	182,780
August 1, 2026 to August 31, 2026	137,905	$22.86	137,905
September 1, 2026 to September 30, 2026	177,883	$23.63	177,883
Total	498,568	$21.29	498,568	$188,494
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1* +	Equity Purchase Agreement by and among the Registrant, WisdomTree Farmland Holdings, Inc., Ceres Partners, LLC, the Sellers and the Sellers’ Representative, dated July 31, 2025 (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025)
2.2* +	Sale and Purchase Agreement by and among the Company, WisdomTree International Holdings Ltd, Atlantic House Holdings Limited, the shareholders of Atlantic House, the EBT Trustee and the Individual Guarantor (each as defined therein), dated March 13, 2026 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
2.3* +	Management Warranty Deed relating to Atlantic House Holdings Limited between the Warrantors (as defined therein) and WisdomTree International Holdings Ltd, dated March 13, 2026 (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2026)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Name Change) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 7, 2022)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Declassification of Board of Directors) (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Increase in Authorized Shares) (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 20, 2022)
3.5	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.2	Amended and Restated Stockholders Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.3	Securities Purchase Agreement among the Registrant and certain investors dated December 21, 2006 (incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.4	Securities Purchase Agreement among the Registrant and certain investors dated October 15, 2009 (incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.5	Third Amended and Restated Registration Rights Agreement dated October 15, 2009 (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form 10, filed with the SEC on March 31, 2011)
4.6	Indenture, dated as of August 14, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
4.7	Form of Global Note, representing the Registrant’s 4.625% Convertible Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2025)
4.8	Indenture, dated as of March 30, 2026, by and between WisdomTree, Inc. and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
4.9	Form of Global Note, representing WisdomTree, Inc.’s 4.50% Convertible Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
31.1(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.2(1)	Rule 13a-14(a) / 15d-14(a) Certification
31.3(1)	Rule 13a-14(a) / 15d-14(a) Certification
32.1(2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
101(1)	Financial Statements from the Quarterly Report on Form 10-Q of the Company for the three months ended September 30, 2026, formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025; (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025 (Unaudited); (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025 (Unaudited); (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025 (Unaudited); and (v) Notes to Consolidated Financial Statements, as blocks of text and in detail.
101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104(1)	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

__________________________________________________________

(1)	Filed herewith.
(2)	Furnished herewith.

*	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and exhibits contained in this document have been omitted and will be furnished to the SEC supplementally upon request.
+	Certain confidential information contained in this document has been redacted in accordance with Item 601(b)(2)(ii) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 5th day of November 2026.

WISDOMTREE, INC.

By:	/s/ Jonathan Steinberg
Jonathan Steinberg
Chief Executive Officer (Principal Executive Officer)

WISDOMTREE, INC.

By:	/s/ Bryan Edmiston
Bryan Edmiston
Chief Financial Officer (Principal Financial Officer)

WISDOMTREE, INC.

By:	/s/ Petranka Badova Radev
Petranka Badova Radev
Chief Accounting Officer (Principal Accounting Officer)

